Form 10-K
period 1999-12-31
SOUTHWEST ROYALTIES INC
filed 2000-04-17
CIK 821699

1

                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                                 FORM 10-K

(Mark One)
X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Fiscal year ended December 31, 1999

     or

? Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from __________ to _______________

     Commission file number:  000-23701

     SOUTHWEST ROYALTIES, INC.                  SOUTHWEST ROYALTIES
     (Exact Name of Registrant as               HOLDINGS, INC.
     Specified in Its Charter)                  (Exact Name of Registrant
as
                                                Specified in Its Charter)

     Delaware                                   Delaware
     (State or Other Jurisdiction of            (State or Other
Jurisdiction of
     Incorporation or Organization)             Incorporation or
     Organization)

     75-1917432                                 75-2724264
     (I.R.S. Employer Identification            (I.R.S. Employer
Identification
     Number)                                    Number)

     407 North Big Spring, Suite 300
     Midland, Texas                             79701
     (Address of Principal Executive            (Zip Code)
     Offices)

    Registrants' Telephone Number, Including Area Code:  (915) 686-9927

Securities to be registered pursuant to Section 12(b) of the Act:  None

Securities to be registered pursuant to Section 12(g) of the Act:

                        10.5% Senior Notes due 2004
                             (Title of Class)

     Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
     Indicate  by check mark if disclosure of delinquent files pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     As of December 31, 1999, Southwest Royalties, Inc. had outstanding 100 shares of common stock, $.10 par value, which is its only class of stock. As of December 31, 1999, Southwest Royalties Holdings, Inc. had outstanding 1,075,868 shares of common stock, $.10 par value, which is its only class of stock. The common stock of Southwest Royalties Holdings, Inc. is not traded on any exchange and, therefore, its aggregate market value and the value of shares held by nonaffiliates cannot be determined. All of the outstanding shares of Southwest Royalties, Inc. are held by Southwest Royalties Holdings, Inc.

Documents Incorporated by Reference:  None
                             TABLE OF CONTENTS
                                                               Page Number

                                  PART I
Item 1.   Business                                                   3

Item 2.   Properties                                                19

Item 3.   Legal Proceedings                                         25

Item 4.   Submission of Matters to a Vote of Security Holders       25

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters                                       26

Item 6.   Selected Financial and Operating Data                     28

Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                     30

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk39

Item 8.   Financial Statements and Supplementary Data               41

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                      73

                                 PART III
Item 10.  Directors and Executive Officers of the Registrant        74

Item 11.  Executive Compensation                                    76

Item 12.  Security Ownership of Certain Beneficial Owners and Management
77

Item 13.  Certain Relationships and Related Transactions            77

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
78

     Parts I and II of this Report contain ''forward-looking statements'' within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Report, including, without limitation, statements in "Item 1. Business" and under "Item 2. Properties" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding proved reserves, estimated future net reserves, present values, planned capital expenditures (including the amount and nature thereof), increases in oil and gas production, the number of wells anticipated to be drilled and the Company's financial position, business strategy and other plans and objective for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that the results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on its business or operations. There are numerous risks and uncertainties that can affect the outcome and timing of such events, including many factors beyond the control of the Company.

     All subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors. The Company assumes no obligation to update any such forward-looking statements.

                                  PART I

     Certain oil and gas terms used in this report are defined under "Item
1. Business - Glossary of Oil and Gas Terms."

ITEM 1.  BUSINESS.

The Company

     Southwest Royalties Holdings, Inc. ("SRH"), a Delaware corporation, was formed in 1997 to serve as a holding company for Southwest Royalties, Inc. ("Southwest"), Sierra Well Service, Inc. ("Sierra") and Midland Red Oak Realty, Inc. ("Red Oak"). SRH is an independent oil and gas company engaged in the acquisition, development and production of oil and gas properties, primarily in the Permian Basin of West Texas and southeastern New Mexico, through its wholly-owned subsidiary, Southwest. Since 1983, Southwest has grown primarily through selective acquisitions of producing oil and gas properties, both directly and through the oil and gas partnerships it manages. SRH also participates in the well servicing industry through its affiliate, Sierra, and owns and manages real estate properties through its subsidiary, Red Oak. References in this report to the "Company" are to SRH and its consolidated subsidiaries, including Southwest and Red Oak, and Sierra, an unconsolidated affiliate.

     The principal operating subsidiary of SRH is Southwest, a Delaware corporation that was formed in 1983 to acquire and develop oil and gas properties. Southwest initially financed the acquisition of oil and gas reserves and its exploration and development efforts through public and private limited partnership offerings. Southwest is a general partner of these limited partnerships, owns interests in these partnerships and receives management fees and operating cost reimbursements from these partnerships. As of December 31, 1999, Southwest had total estimated net proved reserves of 24.8 MMBbls of oil and 65.1 Bcf of natural gas, aggregating 35.7 MMBoe, with a PV-10 Value of $228.7 million. Southwest's primary operations are in the Permian Basin of West Texas and southeastern New Mexico.

     Red Oak, a Delaware corporation, was formed in 1992 to own and manage commercial real estate properties, including shopping centers and office buildings, in secondary real estate markets in the southwestern United States. As of December 31, 1999, Red Oak owned and managed 21 commercial real estate properties. SRH owns approximately 81% of the common stock of Red Oak on a diluted basis.

     Sierra, a Delaware corporation, was formed in 1992 to provide certain well services for oil and gas companies. Sierra provides a broad range of well services to oil and gas companies, including workover rig services, liquids handling and other services. As of December 31, 1999, the Company directly owns approximately 28% of the common stock of Sierra and indirectly owns an additional 11% interest through Southwest, which is the general partner and 15% interest holder in each of two partnerships that own approximately 69% of the common stock of Sierra. A Financial Institution owns preferred stock in Sierra, which can be converted to common stock at the Financial Institutions option. If the Financial Institution elects to convert its preferred stock to common stock, the Companys direct ownership would decrease to 20% and its indirect ownership would decrease to 7%. The conversion percentage increases over time as long as the related debt remains outstanding. As of July 1, 1997, Sierra was deconsolidated from SRH and is currently being accounted for as an equity investment.

     Southwest  has  three subsidiaries, Midland Southwest  Software,  Inc.
("MSS"), Threading Products International, LLC ("TPI"), and Blue Heel Company ("Blue Heel"). Southwest Software creates and markets computer software to the oil and gas industry and provides all information system services as well as hardware maintenance and technical support for Southwest and Sierra through contractual agreements. TPI produces inserts used to cut threads by manufacturers of threaded products. Effective November 1999, TPI was liquidated. Blue Heel holds a nominal interest in certain oil and gas properties owned by Southwest.

     Red  Oak  has  seven wholly-owned subsidiaries, MRO  Properties,  Inc.
("MROP"), MRO Management, Inc. ("MRO Management"), MRO Commercial, Inc. ("MRO Commercial"), MRO N Cross, Inc. ("Northcross"), MRO La Placita, Inc. ("La Placita"), MRO Madera, Inc. ("Madera") and MRO Southwest, Inc. ("MRO Southwest"). MROP, MRO Commercial, Northcross, La Placita, Madera and MRO Southwest each hold titles to certain real estate properties and are the borrowers under the credit agreements related to such properties. These credit agreements are non-recourse to Red Oak. MRO Management performs real estate management services for Red Oak, MROP, MRO Commercial, Northcross, La Placita, Madera, MRO Southwest and for third party clients.

     Both Sierra and Red Oak are operated separately from Southwest; however, Southwest has historically provided both with significant administrative and accounting support. Under the terms of separate service agreements, Southwest provided Sierra and Red Oak with administrative services including accounting, bookkeeping, tax preparation and banking and disbursement services. Both agreements had an initial term of five years and renewed from year to year if not terminated. Under each agreement, Southwest received a fixed fee of $12,000 per month. These fees may be adjusted at any time by agreement of the parties. The service agreements may be terminated upon 30 days' notice by either party to the agreements. As of December 31, 1999, both Sierra and Red Oak have cancelled these service agreements.

     The Company's principal executive offices are located at 407 North Big Spring, Suite 300, Midland, Texas 79701. The Company's telephone number is
(915) 686-9927.

Operating Strategy

     Funding for the Company's business activities has historically been provided by operating cash flows, bank borrowings and debt issuance, reserve-based financing and sales of equity. Any future capital expenditures or acquisitions will require additional equity or financing and will be dependent upon financing arrangements available at the time. The significant decrease in oil and gas prices experienced during the last quarter of 1997 and extending through the first half of 1999, has severely limited cash flow from operations, depleted working capital and rendered most other financing sources unavailable, or if available, on very unattractive terms to the Company. Based on current commodity prices, production, rent revenues and its highly leveraged position, the Company probably will not be able to meet operating and debt obligations in 2000 and beyond.

     Management is constantly monitoring the Company's cash position and its ability to meet its financial obligations as they become due, and in this effort, is exploring various strategies for addressing its current and future liquidity needs. During 1999 and 1998, for instance, Southwest sold $5.6 million and $5.7 million, respectively, of oil and gas properties in an ongoing effort to decrease its production costs and improve its cash position and also negotiated a $50 million revolving line of credit with BankOne Texas, N.A. the proceeds of which were used to purchase in December 1999 and January 2000, approximately $76.3 million of the 10.5% Senior Note due 2004. As of December 31, 1999, SRH's consolidated cash balance was $27.0 million, of which $21.4 million was available to Southwest.

     In response to the Company's highly leveraged capital structure and its limited working capital, the Company is tentatively budgeting $8 million in capital expenditures in its oil and gas business for 2000. The $8 million capital expenditure budget is for development projects. The final budget will depend on financial strategies that are currently being developed including hedging strategies, divestitures and company structure. The budget will also be affected by the volatility of the oil and gas commodity prices. Further revisions may be necessary during the year in response to market conditions and any restructuring which can be negotiated by the Company.

     The Company concentrates its oil and gas activities in the Permian Basin of West Texas and southeastern New Mexico, with properties in this region representing over 90% of the Company's PV-10 Value at December 31,
1999. The Company believes that its long-life oil and gas properties and large inventory of development projects in the Permian Basin, coupled with region-specific geological, engineering and production experience, provide it with focused operations. Company-operated properties comprised approximately 78% of its PV-10 Value at December 31, 1999, allowing substantial control over the incurrence and timing of capital and operating expenditures.

     The Company hopes to continue the expansion of its real estate business, primarily in the southwestern United States. However, the expansion will depend, to a large extent on Red Oak's ability to restructure its current debt, or sell equity to reduce its highly leveraged capital structure. Red Oak is currently experiencing financial difficulties and is having problems meeting its operating and debt service obligations as they become due. Red Oak's financial difficulties stem largely from lagging rents, non-cash producing leveraged assets, and its highly leveraged capital structure in general. The Company expects that Red Oak's active management practices will lead to consolidation benefits, cost savings, more efficient utilization and improved cash flow, thereby, lessening its financial difficulties.

Southwest

     General. Since inception, the Company has focused on increasing its reserves and average daily production of oil and gas through acquisitions of producing properties and development drilling and production enhancement activities. However, due to the severe depression experienced throughout the oil and gas industry which started in the last quarter of 1997 and extended through the first half of 1999, the Company is experiencing financial difficulties in servicing it's highly leveraged capital structure, and therefore, is limited in its ability to make acquisitions or participate in developmental drilling and production enhancement activities.

     Private Placement. On October 14, 1997, Southwest completed a $200 million private placement of 10.5% Senior Notes due 2004, Series A ("Series A Notes") pursuant to Rule 144A of the Securities Act (the "Private Placement"). Thereupon, the Series A Notes were offered and sold by the underwriters only to qualified institutional buyers. The net proceeds from the Private Placement were approximately $190 million. Proceeds from the Offering were used to among other things, provide approximately $72 million for an oil and gas acquisition and approximately $22 million for working capital. The Series A Notes were issued pursuant to an indenture, dated October 14, 1997 (the "Indenture"), by and among Southwest, as Issuer, SRH, as the Parent Guarantor, and State Street Bank and Trust Company, N.A., as Trustee (the "Trustee").

     Exchange Offer. On March 11, 1998, Southwest concluded a registered offering to exchange the Series A Notes for 10.5% Series B Senior Notes due 2004, which had been registered under the Securities Act ("Notes"). The form and terms of the Notes are identical in all material respects to the form and terms of the Series A Notes. The Notes evidence the same debt as the Series A Notes and were issued under and are entitled to the benefits of the Indenture governing the Series A Notes.

     An integral part of Southwest's 1997 business strategy in conjunction with the 10.5% Senior note issuance, involved the successful investment of the approximately $27 million of additional working capital into both the development and exploitation of its existing oil and gas properties and the possible acquisition of additional producing oil and gas properties. It was imperative to increase production volumes to meet the ongoing cash flow needs and requirements of the Company. Southwest had made substantial capital expenditures of $16.7 million and $32.1 million for 1996 and 1995 respectively and had budgeted additional capital spending of approximately $45 million for the remainder of 1997 and 1998. Management believed that the successful investment of the additional working capital would have increased production levels thereby supplying additional cash flow to the Company to meet requirements and continue to fund additional capital expenditure projects.

     In the last quarter of 1997, oil and gas prices began a dramatic decrease that continued throughout the first half of 1999. In response, early in 1998, Southwest implemented an alternate budget that limited capital investment into the planned developmental and acquisition projects and eventually suspended almost all investment as prices continued to decrease and remained depressed.

     Throughout 1998 and 1999, Southwest continually reduced expenditures including corporate general and administrative and lease operating expenses. General and administrative expenses decreased 40% from 1998 to 1999 and 26% from 1997 to 1998. The average oil and gas operating expense was $5.22/Boe in 1999, a decrease from $7.03/Boe in 1998. Southwest also initiated and completed $5.6 and $5.7 million in sales of non-strategic and relatively high cost oil and gas properties in 1999 and 1998, respectively, to effectively expand margins and increase efficiencies.

     The harsh decline in commodity pricing experienced by the Company throughout 1998 and the first half of 1999, has had a double impact on Southwest's cash flow by severely reducing proceeds associated with current production levels and reducing Southwest's investment into undeveloped reserves. The inability to replace the existing, depleting reserve base ultimately and systematically creates lower revenues and margins.

     As net revenues fell due to declining price and production, an increasingly larger portion of the Company's cash flow was necessary to meet debt interest expense. As prices remained depressed, the existing cash balance was depleted in an effort to meet current debt interest requirements.

     As opposed to the originally budgeted $45 million of capital investment, only approximately $10 million was invested for development, exploration, and acquisitions in 1998 with only $3.7 million being invested in 1999. Without the ability to follow the original investment strategy and thereby increase production, Southwest's cash flow will probably be inadequate to meet its needs and requirements in 2000 and beyond.

     Drilling Activities. The Company has historically complemented it's oil and gas reserves, production and cash flow by concentrating on drilling low-risk development wells and by conducting additional development activities such as recompletions. During 1999, the Company invested approximately $3.2 million on developmental activity as compared to $7.9 million in 1998.

     Exploratory Activities. The Company decreased its spending for exploratory activities from $834,000 in 1998 to $76,000 in 1999. Exploratory drilling involves greater risks of dry holes or failure to find commercial quantities of hydrocarbons than development drilling or enhanced recovery activities. See "Item 1. - Operating Hazards and Risks."

Red Oak

     Red Oak was formed by the Company in 1992 to acquire and manage neighborhood and community shopping centers, other retail and commercial properties and office buildings. These properties are primarily leased, on a long-term basis, to major retail companies, local specialty retailers and professional and business tenants throughout secondary urban markets in the southwestern United States. As of December 31, 1999, Red Oak owned and managed fifteen shopping centers, six office buildings and raw land held for future development.

     Red Oak's primary objective has historically been to acquire, own and manage a portfolio of commercial properties that provides opportunity to increase net operating income and results in significant capital appreciation. Consistent with this strategy, Red Oak focused its activities primarily in secondary markets in the southwestern United States, including San Antonio, Austin, Abilene, Midland and San Angelo, Texas; Tucson, Arizona; and Tulsa and Oklahoma City, Oklahoma.

     From December 1993 through December 31, 1999, Red Oak completed the acquisition of fifteen regional shopping centers and eight office buildings for a total acquisition cost of $129.4 million.

     Red Oak is currently experiencing financial difficulties. Red Oak has generated losses for the years ended December 31, 1999, 1998 and 1997 and is experiencing difficulties in meeting its obligations when they become due. The capital structure of Red Oak is highly leveraged with $5.2 million and $14.8 million of principal and cash interest payments, respectively, due in 2000. Management is currently in the process of renegotiating the terms of Red Oak's various obligations with its lenders and/or seeking new lenders or equity investors. Additionally, management
would   consider  disposing  of  certain  assets  in  order  to  meet   its
obligations.

Employees

     As of December 31, 1999, the Company employed 229 people. Of this total, 97 people were employed by Southwest and 132 by Red Oak. The Company's future success will depend partially on its ability to attract, retain and motivate qualified personnel in spite of its current financial difficulties. The Company is not a party to any collective bargaining agreements and has not experienced any strikes or work stoppages. The Company considers its relations with its employees to be satisfactory.

Competition

     The oil and natural gas industry is highly competitive. The Company's oil and gas business competes for the acquisition of oil and natural gas properties, primarily on the basis of the price to be paid for such properties, with numerous entities including major oil companies, other independent oil and natural gas concerns and individual producers and operators. Many of these competitors are large, well established companies and have financial and other resources substantially greater than those of the Company.

     The Company's ability to acquire additional oil and gas properties and to discover reserves in the future will depend upon its ability to restructure debt facilities and/or procure non-recourse funding as well as its ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. The Company's real estate business also competes for the acquisition of desirable commercial real estate properties, primarily on the basis of price.

Operating Hazards and Risks

     The oil and natural gas business involves a variety of operating risks, including the risk of fire, explosions, blow outs, pipe failure, abnormally pressured formations and environmental hazards such as oil spills, gas leaks, ruptures or discharges of toxic gases. Any of these occurrences could result in substantial losses to the Company due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations.

     Drilling activities are subject to many risks, including the risk that no commercially productive reservoirs will be encountered. There can be no assurance that new wells drilled by the Company will be productive or that the Company will recover all or any portion of its investment. Drilling for oil and gas may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating or other costs. The cost of drilling, completing and operating wells is often uncertain. The Company's drilling operations may be curtailed, delayed or canceled as a result of numerous factors, many of which are beyond the Company's control, including title problems, weather conditions, mechanical problems, compliance with governmental requirements and shortages and delays in the delivery of equipment and services. The Company's future drilling activities may not be successful and, if unsuccessful, such failure may have a material adverse effect on the Company's future results of operations and financial condition.

     Although the Company maintains insurance coverage considered to be customary in each industry in which it participates, it is not fully insured against certain risks, either because insurance is not available or because of the high premium costs. The Company's real estate business carries business interruption insurance. The Company does maintain physical damage, employer's liability, comprehensive commercial general liability and workers' compensation insurance. There can be no assurance that any insurance obtained by the Company will be adequate to cover any losses or liabilities, or that such insurance will continue to be available or available on terms which are acceptable to the Company.

Regulation

     General. Various aspects of the Company's oil and natural gas operations are subject to extensive and continually changing regulation, as legislation affecting the oil and natural gas industry is under constant review for amendment or expansion. Numerous departments and agencies, both federal and state, are authorized by statute to issue, and have issued, rules and regulations binding upon the oil and natural gas industry and its individual members. The Federal Energy Regulatory Commission ("FERC") regulates the transportation and sale for resale of natural gas in interstate commerce pursuant to the Natural Gas Act of 1938 ("NGA") and the Natural Gas Policy Act of 1978 ("NGPA"). In the past, the Federal government has regulated the prices at which oil and natural gas could be sold. While sales by producers of natural gas and all sales of crude oil, condensate and natural gas liquids can currently be made at uncontrolled market prices, Congress could reenact price controls in the future. Deregulation of wellhead sales in the natural gas industry began with the enactment of the NGPA in 1978. In 1989, Congress enacted the Natural Gas Wellhead Decontrol Act (the "Decontrol Act"). The Decontrol Act removed all remaining NGA and NGPA price and nonprice controls affecting wellhead sales of natural gas effective January 1, 1993.

     Regulation of Sales and Transportation of Natural Gas. The Company's sales of natural gas are affected by the availability, terms and cost of transportation. The price and terms for access to pipeline transportation are subject to extensive regulation. In recent years, the FERC has undertaken various initiatives to increase competition within the natural gas industry. As a result of initiatives like FERC Order No. 636, issued in April 1992, the interstate natural gas transportation and marketing system has been substantially restructured to remove various barriers and practices that historically limited non-pipeline natural gas sellers, including producers, from effectively competing with interstate pipelines for sales to local distribution companies and large industrial and commercial customers. The most significant provisions of Order No. 636 require that interstate pipelines provide firm and interruptible transportation service on an open access basis that is equal for all natural gas supplies. In many instances, the results of Order No. 636 and related initiatives have been to substantially reduce or eliminate the interstate pipelines' traditional role as wholesalers of natural gas in favor of providing only storage and transportation services. While the United States Court of Appeals upheld most of Order No. 636 last year, certain related FERC orders, including the individual pipeline restructuring proceedings, are still subject to judicial review and may be reversed or remanded in whole or in part. While the outcome of these proceedings  cannot  be  predicted with certainty,  the  Company  does  not
believe   that  it  will  be  affected  materially  differently  than   its
competitors.

     The FERC has also announced several important transportation-related policy statements and proposed rule changes, including a statement of policy and a request for comments concerning alternatives to its traditional cost-of-service rate making methodology to establish the rates interstate pipelines may charge for their services. A number of pipelines have obtained FERC authorization to charge negotiated rates as one such alternative. In February 1997, the FERC announced a broad inquiry into issues facing the natural gas industry to assist the FERC in establishing regulatory goals and priorities in the post-Order No. 636 environment. Similarly, the Texas Railroad Commission has been reviewing changes to its regulations governing transportation and gathering services provided by intrastate pipelines and gatherers. While the changes being considered by these federal and state regulators would affect the Company only indirectly, they are intended to further enhance competition in natural gas markets. The Company cannot predict what further action the FERC or state regulators will take on these matters, however, the Company does not believe that it will be affected by any action taken materially differently than other natural gas producers with which it competes.

     Additional proposals and proceedings that might affect the natural gas industry are pending before Congress, the FERC, state commissions and the courts. The natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by the FERC and Congress will continue.

     Oil Price Controls and Transportation Rates. Sales of crude oil, condensate and gas liquids by the Company are not currently regulated and are made at market prices. The price the Company receives from the sale of these products may be affected by the cost of transporting the products to market.

     Environmental. Extensive federal, state and local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment affect Southwest's oil and natural gas operations. Numerous governmental departments issue rules and regulations to implement and enforce such laws, which are often difficult and costly to comply with and which carry substantial civil and even criminal penalties for failure to comply. Some laws, rules and regulations relating to protection of the environment may, in certain circumstances, impose strict liability for environmental contamination, rendering a person liable for environmental damages and cleanup costs without regard to negligence or fault on the part of such person. Other laws, rules and regulations may restrict the rate of oil and natural gas production below the rate that would otherwise exist or even prohibit exploration and production activities in sensitive areas. In addition, state laws often require various forms of remedial action to prevent pollution, such as closure of inactive pits and plugging of abandoned wells. The regulatory burden on the oil and natural gas industry increases the Company's cost of doing business and consequently affects the Company's profitability. The Company believes that it is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on the Company's operations. However, environmental laws and regulations have been subject to frequent changes over the years, and the imposition of more stringent requirements could have a material adverse effect upon the capital expenditures, earnings or competitive position of the Company.

     In addition, Red Oak's real estate management activities are subject to federal, state and local laws, rules and regulations pertaining to protection of the environment which may, in certain circumstances, impose strict liability for environmental contamination, thus rendering Red Oak liable for environmental damages and clean up costs without regard to negligence or fault on the part of Red Oak. Asbestos-containing materials may be present at Red Oak's real estate holdings, which may dictate costly remediation to abate asbestos or which may increase the cost of renovations to property when they become necessary. Further, activities on adjacent properties, such as dry cleaning, gasoline retailing, and automobile maintenance, may result in subsurface soil and groundwater contamination that could impair Red Oak's use or sale of real estate holdings or cause Red Oak to incur costs to remediate any contamination caused by activities of lessors or adjacent properties.

     The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") imposes liability, without regard to fault on certain classes of persons that are considered to be responsible for the release of a "hazardous substance" into the environment. These persons include the current or former owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of hazardous substances. Under CERCLA such persons may be subject to joint and several liability for the costs of investigating and cleaning up hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, companies that incur liability frequently also confront third party claims because it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment from a polluted site.

     The Federal Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act of 1976 ("RCRA"), regulates the generation, transportation, storage, treatment and disposal of hazardous wastes and can require cleanup of hazardous waste disposal sites. RCRA currently excludes drilling fluids, produced waters and other wastes associated with the exploration, development or production of oil and natural gas from regulation as "hazardous waste." Disposal of such non-hazardous oil and natural gas exploration, development and production wastes usually are regulated by state law. Other wastes handled at exploration and production sites or used in the course of providing well services may not fall within this exclusion. Moreover, stricter standards for waste handling and disposal may be imposed on the oil and natural gas industry in the future. From time to time legislation is proposed in Congress that would revoke or alter the current exclusion of exploration, development and production wastes from the RCRA definition of "hazardous wastes" thereby potentially subjecting such wastes to more stringent handling, disposal and cleanup requirements. If such legislation were enacted it could have a significant impact on the operating costs of Southwest and Sierra, as well as the oil and natural gas industry and well servicing industry in general. The impact of future revisions to environmental laws and regulations cannot be predicted.

     The Company's operations are also subject to the Clean Air Act ("CAA") and comparable state and local requirements. Amendments to the CAA were adopted in 1990 and contain provisions that may result in the gradual imposition of certain pollution control requirements with respect to air emissions from operations of Southwest. Southwest may be required to incur certain capital expenditures in the next several years for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions. However, Southwest believes its operations will not be materially adversely affected by any such requirements, and the requirements are not expected to be any more burdensome to Southwest than to other similarly situated companies involved in oil and natural gas exploration and production activities or well servicing activities.

     Southwest maintains insurance against "sudden and accidental" occurrences, which may cover some, but not all, of the risks described above. Most significantly, the insurance maintained by Southwest will not cover the risks described above which occur over a sustained period of time. Further, there can be no assurance that such insurance will continue to be available to cover all such costs or that such insurance will be available at premium levels that justify its purchase. The occurrence of a significant event not fully insured or indemnified against could have a material adverse effect on Southwest's financial condition and operations.

     Regulation of Oil and Natural Gas Exploration and Production. Exploration and production operations of the Company are subject to various types of regulation at the federal, state and local levels. Such regulations include requiring permits and drilling bonds for the drilling of wells, regulating the location of wells, the method of drilling and casing wells, and the surface use and restoration of properties upon which wells are drilled. Many states also have statutes or regulations addressing conservation matters, including provisions for the utilization or pooling of oil and natural gas properties, the establishment of maximum rates of production from oil and natural gas wells and the regulation of spacing, plugging and abandonment of such wells. Some state statutes limit the rate at which oil and natural gas can be produced from Southwest's properties. See "Risk Factors-Compliance with Governmental Regulations."

Risks Associated with Business Activities

     Adverse Financial Condition. The Company is currently experiencing a period of adverse financial conditions and due to cash flow shortfalls, the Company's auditors have added an explanatory paragraph to their report which states their concerns about the Company's ability to continue as a going concern. The Company incurred a net loss for the twelve months ended December 31, 1999 of $5.4 million compared with a net loss of $96.1 million during the twelve months ended December 31, 1998.

     The Company had a stockholders' deficit of $113.2 million as of December 31, 1999. Such deficit will likely seriously impair the Company's ability to raise additional equity capital in the future. For further information about financial condition, please read "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The expected shortfalls in cash flow from operating activities limit the Company's financial flexibility, including its ability to pay interest, to access capital markets and to acquire and develop oil and gas properties. The expected cash flow shortfalls may also impede the Company's ability to refinance its debt obligations in the event industry conditions improve. For additional information on our financial condition please read "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."

     Substantial Leverage. Because of the Company's substantial level of indebtedness, a significant portion of the Company's cash flow is dedicated to the payment of interest. The Company cannot ensure that it will be able to make the future payments required by it's indebtedness. As of December 31, 1999, the Company's total indebtedness was $347.1 million.

     Certain holders, who collectively own approximately 12% of SRH's common stock, have an option to cause SRH to redeem such holders' common stock at any time beginning December 31, 2001, five years from the date of issuance of such common stock, subject to the terms of a subscription agreement under which SRH sold the common stock (the "Subscription Agreement") and subject to any restrictions imposed by law. The Subscription Agreement provides that this redemption right terminates on the effective date of any registration statement under the Securities Act filed with the Commission relative to the offer and sale of any amount of
SRH's common stock to the public. SRH is unable to predict the amount of money it would be required to pay if the redemption right is exercised. In addition, the Company is subject to an Indenture pursuant to its 10.5% Senior Notes due 2004 (the "Indenture") which may also restrict SRH's ability to make such payments. In addition, SRH can give no assurance that it will be able to cause a registration statement to become effective under the Securities Act in order to terminate the redemption option.

     During 1994 and 1995, Red Oak sold 102,000 shares of common stock through a private placement offering for approximately $2,550,000 and subsequently repurchased 4,000 shares at $32 per share. This stock is redeemable at the stockholder's option at a price equal to the purchase price of $25 per share, plus a 6% annual return computed on a cumulative, but not compounded, basis. Redemptions are to be paid out of future earnings of Red Oak. If there are no future earnings, redemptions will be paid out of Red Oak's additional paid-in-capital. The redemption rights expired on 58,384 of the shares at December 1, 1999. The remaining shares' redemption rights will expire in March through June 2000. As of December 31, 1999, Red Oak's potential redemption liability for the remaining 39,616 shares is $1,228,096. In the event of dissolution, liquidation or winding up Red Oak, the holders of common stock are to share ratably in all assets remaining after payment of liabilities.

     Payment Upon a Change of Control. Upon the occurrence of a "change of control", as defined in the Indenture, of the Company, each holder of the Notes may require Southwest to purchase all or a portion of such holder's Notes at 101% of the principal amount of the Notes, together with accrued and unpaid interest, if any, to the date of purchase. If a change of control were to occur, Southwest may not have the financial resources to repay all of the Notes and the other indebtedness that might become payable upon the occurrence of such change of control.

     Adequacy of Collateral; Risks of Foreclosure. SRH has pledged to the Trustee (under the Indenture), for the ratable benefit of the holders of the Notes, all of the Sierra common stock and Red Oak common stock directly owned by SRH as security for the Parent Guarantee (collectively, the "Collateral").

     In the event of a default under the Indenture, there can be no assurance that the Trustee would be able to foreclose on or dispose of any of the Collateral without substantial delays and other risks or that the proceeds obtained therefrom would be sufficient to pay all amounts owing to holders of the Notes. SRH would be required to file a shelf registration statement and any of SRH's other subsidiaries whose stock is pledged to the Trustee would be required to grant registration rights with respect to such stock, in each case to allow the Trustee to be able to sell the pledged shares of their common stock publicly. Circumstances beyond the control of the Company, however, may delay the availability of a current prospectus. There is currently no public market for the shares of SRH common stock and there can be no assurance that there will be any public market for the common stock of any subsidiary of SRH.

     In addition, if Southwest becomes a debtor in a case under the United States Bankruptcy Code ("The Bankruptcy Code"), the automatic stay imposed by the Bankruptcy Code would prevent the Trustee from selling or otherwise disposing of the Collateral without bankruptcy court authorization. In that case, the foreclosure might be delayed indefinitely. Moreover, the bankruptcy of any entity related to Southwest might result in a similar delay if Southwest were "substantively consolidated" with the related entity.

     Possible Limitations on Enforceability of Subsidiary Guarantees. Southwest's obligations under the Notes may under certain circumstances be guaranteed on a senior basis by certain subsidiaries of Southwest as set forth in the Indenture. Various fraudulent conveyance laws have been enacted for the protection of creditors and may be utilized by a reviewing court to subordinate or void a subsidiary guaranty. It is also possible that under certain circumstances a court could hold that the direct obligations of a subsidiary guarantor could be superior to the obligations under a subsidiary guaranty.

     To the extent that a court were to find that at the time a subsidiary guaranty was entered into either (1) the subsidiary guaranty was incurred with the intent to hinder, delay or defraud any present or future creditor or that the subsidiary guarantor contemplated insolvency with a design to favor one or more creditors to the exclusion in whole or in part of others or (2) the subsidiary guarantor did not receive fair consideration or reasonably equivalent value for issuing the subsidiary guaranty and, at the time it issued the guaranty, the subsidiary guarantor (i) was insolvent or rendered insolvent by reason of the issuance of the subsidiary guaranty,
(ii) was engaged or about to engage in a business or transaction for which the remaining assets of the subsidiary guarantor constituted unreasonably small capital, or (iii) intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they matured, the court could void or subordinate the subsidiary in favor of the subsidiary guarantor's other creditors. Among other things, a legal challenge of a subsidiary guaranty issued on fraudulent conveyance grounds may focus on the benefits, if any, realized by the subsidiary guarantor as a result of the issuance by Southwest of the Notes. To the extent that proceeds from the Private Placement were used to refinance the indebtedness of the Company, a court might find that a subsidiary guarantor did not benefit from incurrence of the indebtedness represented by the Notes.

     The measure of insolvency for purposes of determining whether a transfer is voidable as a fraudulent transfer varies depending upon the law of the jurisdiction that is being applied. Generally, however, a debtor would be considered insolvent if the sum of all its debts, including contingent liabilities, was greater than the value of all its assets at a fair valuation or if the present fair saleable value of the debtor's assets was less than the amount required to repay its probable liability on its debts, including contingent liabilities, as they become absolute and mature.

     To the extent that a subsidiary guaranty is voided as a fraudulent conveyance or found unenforceable for any other reason, holders of the Notes would cease to have any claim in respect to the applicable subsidiary. In such event, the claims of the holders of the Notes against such subsidiary would be subject to the prior payment of all liabilities and preferred stock claims of such subsidiary guarantor. There can be no assurance that, after providing for all prior claims and referred stock interests, if any, there would be sufficient assets to satisfy the claims of the holders of the Notes relating to any voided portion of such subsidiary guaranty.

     Voting Control. As of December 31, 1999, H. H. Wommack, III, Chairman of the Board, President and Chief Executive Officer of SRH and Southwest, owned 73.2% of the outstanding voting shares of common stock of SRH, which owns 100% of the common stock of Southwest. Therefore, Mr. Wommack has the ability to elect all of the directors of SRH and Southwest and, directly and indirectly, influence all decisions made by SRH and Southwest.

     Dependence on Key Personnel. The Company depends to a large extent on the services of H. H. Wommack, III and certain other senior management personnel. The loss of the services of Mr. Wommack and other senior management personnel could have a material adverse effect on the Company's operations. The Company does not currently have an employment contract with any senior management or key personnel. The Company believes that its success is also dependent upon its ability to continue to employ and retain skilled technical personnel. The inability of the Company to employ or retain skilled technical personnel could have a material adverse effect on the Company's operations. Although the Company maintains key man life insurance on the life of Mr. Wommack in the amount of $15 million, the existence of such insurance does not mean that the death or disability of Mr. Wommack would not have a materially adverse effect upon the Company.

     Volatility of Oil and Gas Prices. Revenues from the Company's operations are highly dependent on the price of oil and gas. The markets for oil and gas are volatile and prices for oil and gas are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for oil and gas and a variety of additional factors that are beyond the Company's control. These factors include the level of consumer demand, weather conditions, domestic and foreign governmental regulations, market uncertainty, the price and availability of alternative fuels, political conditions in the Middle East, foreign supply of oil and gas, price of foreign imports and overall economic conditions. It is impossible for the Company to predict future oil and gas prices with any certainty.

     In order to reduce the Company's exposure to price risks in the sale of its oil and gas, the Company enters into hedging arrangements from time to time. The hedging arrangements, however, only generally apply to a portion of the Company's production and provide only limited price protection against fluctuations in the oil and gas markets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "Hedging Activities" and "Business."

     Southwest uses the full cost method of accounting for its investment in oil and gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and gas reserves are capitalized into a "full cost pool" as incurred, and properties in the pool are depleted and charged to operations using the gross revenues method based on the ratio of current gross revenues to total proved future gross revenues, computed based on current prices. Significant downward revisions of quantity estimates or declines in oil and gas prices that are not offset by other factors could result in a writedown for impairment of oil and gas properties. Once incurred, a writedown of oil and gas properties is not reversible at a later date, even if oil or natural gas prices increase. During 1998, oil prices were drastically lower than prior years causing the Company to incur a $64.0 million noncash charge. As of December 31, 1999 oil price had increased significantly over prices received during 1998, thus no write down of capitalized costs of oil and gas properties was deemed necessary for the year ended December 31, 1999.

     Replacement of Reserves. The Company may not be able to replace its existing reserves as they are depleted. In general, the volume of production from oil and gas properties declines as reserves are depleted. Unless the Company acquires additional properties containing proved reserves or conducts successful development and exploration activities on existing properties, or both, proved reserves will decline as reserves are depleted and, as a result, cash flow will correspondingly decline. The Company's future oil and gas production is, therefore, highly dependent upon its success in finding or acquiring additional reserves. Exploring for, developing or acquiring new reserves requires substantial amounts of capital. Because cash flow from operations has been reduced and external sources of capital have become limited or unavailable, the Company's ability to make the capital investments necessary to maintain or expand its reserves has been impaired. In addition, the Company cannot ensure that future development, acquisition and exploration activities will result in additional proved reserves or that the Company will be able to drill productive wells at acceptable costs.

     Uncertainty of Reserve Information and Future Net Revenue Estimates. There are numerous uncertainties inherent in estimating oil and natural gas reserves and their estimated values, including many factors beyond the control of Southwest. The reserve data set forth herein represent only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. Estimates of economically recoverable oil and natural gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions concerning future oil and natural gas prices, future operating costs, severance and excise taxes, development costs and workover and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk recovery and estimates of the future net cash flows expected therefrom prepared by different engineers or by the same engineers at different times may vary substantially and such reserve estimates may be subject to downward or upward adjustment based upon such factors. Actual production, revenues and expenditures with respect to Southwest's reserves will likely vary from estimates, and such variances may be material. See "Item 2. Properties-Oil and Gas Reserves."

     The present values of estimated future net cash flows referred to herein should not be construed as the current market value of the estimated oil and natural gas reserves attributable to Southwest's properties. In accordance with applicable requirements of the Commission, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the date of the estimate, whereas actual future prices and costs may be materially higher or lower. Actual future net cash flows also will be affected by factors such as the amount and timing of actual production, supply and demand for oil and natural gas, curtailments or increases in consumption by gas purchasers and changes in governmental regulations or taxation. The timing of actual future net cash flows from proved reserves, and their actual present value, will be affected by the timing of both the production and the incurrence of expenses in connection with development and production of oil and natural gas properties. In addition, the calculation of the present value of the future net revenues using a 10% discount, as required by the Commission, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with Southwest's reserves or the oil and natural gas industry in general.

     Drilling Risks. Drilling involves numerous risks, including the risk that no commercially productive oil or natural gas reservoirs will be encountered. The cost of drilling, completing and operating wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, adverse weather conditions, title problems and shortages or delays in the delivery of equipment. Southwest's future drilling activities may not be successful and, if unsuccessful, such failure will have an adverse effect on Southwest's future results of operations and financial condition.

     Marketability of Production. The marketability of Southwest's oil and natural gas production depends upon the availability and capacity of oil and gas gathering systems, pipelines and processing facilities, and the unavailability or lack of capacity thereof could result in the shut-in of producing wells or the delay or discontinuance of development plans for properties. In addition, federal and state regulation of oil and natural gas production and transportation, general economic conditions and changes in supply and demand could adversely affect Southwest's ability to produce and market its oil and natural gas on a profitable basis.

     Operating Risks of Oil and Natural Gas Operations. The oil and natural gas business involves a variety of operating risks, including the risk of fire, explosions, blowouts, pipe failure, casing collapse, abnormally pressured formations and hazards such as oil spills, natural gas leaks, ruptures or discharges of toxic gases. The occurrence of any of these operating risks could result in substantial losses to Southwest due to injury or loss of life, severe damage to or destruction of property and equipment, pollution or other environmental damage, including damage to natural resources, clean-up responsibilities, penalties and suspension of operations. In accordance with customary industry practice, Southwest maintains insurance against some, but not all, of the risks described above. There can be no assurance that any insurance obtained by Southwest will be adequate to cover any losses or liabilities. Southwest cannot predict the continued availability of insurance or the availability of insurance at premium levels that justify its purchase.

     Compliance with Governmental Regulations. The Company's oil and natural gas and well service operations are subject to various federal, state and local governmental laws and regulations that may be changed from time to time in response to economic or political conditions. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds or other financial responsibility requirements, reports concerning operations, the spacing of wells, utilization and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and natural gas wells below actual production capacity to conserve supplies of oil and natural gas. In addition, the production, handling, storage, transportation and disposal of oil and natural gas, by-products thereof and other substances and materials produced or used in connection with oil and natural gas operations are subject to regulation under federal, state and local laws and regulations primarily relating to protection of human health and the environment. These laws and regulations may impose increasingly strict requirements for water and air pollution control and solid waste management and can result in the imposition of civil and even criminal penalties.

     The Company's commercial real estate properties are subject to various federal, state and local regulatory requirements, such as laws with respect to access by disabled persons and state and local fire and life safety requirements. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. The Company believes that the properties are currently in compliance in all material respects with all such regulatory requirements. However, there can be no assurance that these requirements will not be changed or that new requirements will not be imposed which would require significant unanticipated expenditures by the Company's real estate business and could have an adverse effect on expected distributions by the Company's real estate business.

     Substantial Competition. The Company experiences intense competition in its markets. Such markets are highly competitive and no one competitor is dominant. Southwest competes with major and independent oil and natural gas companies for the acquisition of desirable oil and natural gas properties, as well as for the equipment and labor required to develop and operate such properties. Southwest also competes with major and independent oil and natural gas companies in the marketing and sale of oil and natural gas to marketers and end-users. Red Oak competes with other companies for the acquisition of desirable real estate properties principally on the basis of price. Although the Company believes that it has certain advantages over these competitors, many of these competitors have greater financial and other resources than the Company. See "Item 1. Business-Competition."

     Environmental Risks. The Company is subject to a variety of federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous materials. The Company does not currently anticipate any material adverse effect on its business, financial condition or results of operations as a result of the Company's required compliance with U.S. federal, state, provincial, local or foreign environmental laws or regulations or remediation costs. However, some risk of environmental liability and other costs is inherent in the nature of the Company's business. Moreover, the Company anticipates that such laws and regulations will become increasingly stringent in the future, which could lead to material costs for environmental compliance and remediation by the Company. See "Item 1. Business-Regulation."

     Any failure by the Company to obtain required permits for, control the use of, or adequately restrict the discharge of, hazardous substances under present or future regulations could subject the Company to substantial liability or could cause its operations to be suspended. Such liability or suspension of operations could have a material adverse effect on the Company's business, financial condition and results of operations.

     Red Oak Operations. Real estate property investments are subject to varying degrees of risk. The economic performance and values of real estate can be affected by many factors, including changes in the national, regional and local economic climates, local conditions such as an oversupply of space or a reduction in demand for real estate in the area, the attractiveness of the properties to tenants, competition from other available space, the ability of the owner to provide adequate maintenance and insurance and increased operating costs. In recent years, there has been a proliferation of new retailers and a growing consumer preference for value-oriented shopping alternatives that have, among other factors, heightened competitive pressures. In certain areas of the country, there may also be an oversupply of retail space. As a consequence, many companies in all sectors of the retailing industry have encountered significant financial difficulties. A substantial portion of Red Oak's income is derived from rental revenues from retailers in neighborhood and community shopping centers. Red Oak's income would be adversely affected if a significant number of Red Oak's tenants were unable to meet their obligations to Red Oak or if Red Oak were unable to lease a significant amount of space in its properties on economically favorable lease terms. Accordingly, no assurance can be given that Red Oak's financial results will not be adversely affected by these developments in the retail industry.

     Removal as General Partner. The limited partners have the ability to remove the Company as the general partner of approximately 32 limited partnerships and such removal would decrease the Company's cash flow and proved reserves. The Company is the general partner of 32 limited partnerships. Most of the limited partnership agreements provide that a majority in interest of the limited partners may remove the Company as the general partner and elect a replacement general partner. However, under three of the limited partnership agreements the Company may only be removed with the Company's consent. As the general partner, the Company receives management and administrative fees from the partnerships, totaling an aggregate of approximately $3.5 million and has an ownership interest in each partnership. The Company's portion of partnership properties contribute 5.1% of its proved non-producing reserves and 3.9% of PV-10 value. Therefore, the Companys removal as the general partner of some or all of the limited partnerships would decrease its cash flow and proved reserves. However, any losses in cash flow would be offset to some degree by decreasing administrative and operating expense.

Glossary of Oil and Gas Terms

     The following are abbreviates and definitions of terms commonly used in the oil and gas industry that are used in this Report. All volumes of natural gas referred to herein are stated at the legal pressure base to the state or area where the reserves exit and at 60 degrees Fahrenheit and in most instances are rounded to the nearest major multiple.

     Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume.

     Bcf. Billion cubic feet.

     Boe. Barrel of oil equivalent, determined using the ratio of one Bbl of crude oil, condensate or natural gas liquids to six Mcf of natural gas.

     Boepd. Barrels of oil per day.

     Completion. The installation of permanent equipment for the production of oil and natural gas, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.

     Development well. A well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

     Dry hole or well. A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.

     Exploratory well. A well drilled to find and produce oil or natural gas reserves not classified as proved, to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir or to extend a known reservoir.

     Field. An area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

     Gross acres or gross wells. The total acres or wells, as the case may be, in which a working interest is owned.

     Horizontal drilling. A drilling technique that permits the operator to contact and intersect a larger portion of the producing horizon than conventional vertical drilling techniques and can result in both increased production rates and greater ultimate recoveries of hydrocarbons.

     MBbls. One thousand barrels.

     MBoe. One thousand barrels of oil equivalent, determined using the ratio of one Bbl of crude oil, condensate or natural gas liquids to six Mcf of natural gas.

     Mcf. One thousand cubic feet.

     Mcfd. One thousand cubic feet per day.

     Mcfe. One thousand cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

     MMBbls. One million barrels of crude oil or other liquid hydrocarbons.

     MMBoe. One million barrels of oil equivalent, determined using the ratio of one Bbl of crude oil, condensate or natural gas liquids to six Mcf of natural gas.

     MMcf. One million cubic feet.

     Net acres or net wells. The sum of the fractional working interests owned in gross acres or gross wells, as the case may be.

     Oil. Crude oil, condensate and natural gas liquids.

     Present value and PV-10 Value. When used with respect to oil and natural gas reserves, the estimated future net revenue to be generated from the production of proved reserves, determined in all material respects in accordance with the rules and regulations of the Securities and Exchange
Commission (generally using prices and costs in effect as of the date indicated) without giving effect to non-property related expenses such as general and administrative expenses, debt service and future income tax expenses or to depreciation, depletion and amortization, discounted using an annual discount rate of 10%.

     Productive well. A well that is found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.

     Proved developed producing reserves. Proved developed reserves that are expected to be recovered from completion intervals currently open in existing wells and capable of production.

     Proved developed reserves. Proved reserves that are expected to be recovered from existing wellbores, whether or not currently producing, without drilling additional wells. Production of such reserves may require a recompletion.

     Proved reserves. The estimated quantities of crude oil, natural gas, and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

     Proved undeveloped location. A site on which a development well can be drilled consistent with spacing rules for purposes of recovering proved undeveloped reserves.

     Proved undeveloped reserves. Proved reserves that are expected to be recovered from new wells on undrilled acreage.

     Recompletion. The completion for production of an existing wellbore in another formation from that in which the well has been previously completed.

     Reserve life. A ratio determined by dividing the existing reserves by production from such reserves for the prior twelve month period.

     Reservoir. A porous and permeable underground formation containing a natural accumulation of producible oil and/or natural gas that is confined by impermeable rock or water barriers and is individual and separate from other reserves.

     Royalty interest. An interest in an oil and natural gas property entitling the owner to a share of oil or natural gas production free of costs of production.

     Undeveloped acreage. Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves.

     Wellbore. The hole drilled by the bit.

     Working interest. The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and a share of production.

     Workover. Operations on a producing well to restore or increase production.

ITEM 2.  PROPERTIES.

Facilities

     The principal offices of SRH, Southwest and Red Oak are located in Midland, Texas. SRH, Southwest, and Red Oak believe that their leased and owned properties, none of which individually is material to any of the companies, are adequate for current needs.

Title to Properties

     The Company believes it has satisfactory title to all of its properties in accordance with standards generally accepted in the oil and gas, well servicing and real estate industries. As is customary in the oil and natural gas industry, Southwest makes only a cursory review of title to farmout acreage and to undeveloped oil and natural gas leases upon execution of any contracts. Prior to the commencement of drilling operations, a thorough title examination is conducted and curative work is performed with respect to significant defects. To the extent title opinions or other investigations reflect title defects, Southwest, rather than the seller of the undeveloped property, is typically responsible to cure any such title defects at its expense. If Southwest were unable to remedy or cure any title defect of a nature such that it would not be prudent to commence drilling operations on the property, Southwest could suffer a loss of its entire investment in the property. Southwest has obtained title opinions on substantially all of its producing properties and believes that it has satisfactory title to such properties in accordance with standards generally accepted in the oil and natural gas industry. Prior to completing an acquisition of producing oil and natural gas leases, Southwest obtains title opinions on a majority of all leases. Southwest's oil and natural gas properties are subject to customary royalty interests, liens for current taxes and other burdens that Southwest believes do not materially interfere with the use of or affect the value of such properties.

Oil and Gas Properties

Southwest's Principal Oil and Gas Properties

     The  Company's  oil and gas properties are primarily  located  in  the
Permian Basin of West Texas and southeastern New Mexico. Over 90% of the Company's PV-10 Value is concentrated in this region. The region is characterized by numerous known producing horizons, providing significant opportunities to increase reserves, production and ultimate recoveries through additional development, horizontal drilling, recompletions, enhanced recovery methods, and the use of 3-D seismic, reprocessed 2-D seismic data and other advanced technologies. As of December 31, 1999, the Company operated properties comprising approximately 78% of its PV-10
Value. The following table provides information for the Company's ten largest fields which contribute 66% of its reserves and 70% of its PV-10 Value as of December 31, 1999.

                                              As of December 31, 1999
                                       --------------------------------------
                                          Net Proved   PV-10    % of Total
                                           Reserves    Value      PV-10
  Field                                     (Mboe) (in thousands) Value
  -----                                   ---------------------- --------
  Foster                                    4,700     $41,698      18.23%
  Huntley                                   3,102     $26,199      11.45%
  Huntley East                              2,205     $17,345       7.58%
  Flying M                                  3,269     $16,541       7.23%
  Jo-Mill                                   2,074     $12,810       5.60%
  Halley                                    3,167     $12,489       5.46%
  Magnolia Sealy                            1,960     $12,312       5.38%
  Ackerly                                   1,220      $9,114       3.98%
  Rhoda Walker                              1,026      $6,723       2.94%
  Ward-Estes North                            777      $5,744       2.51%
                                           ------      ------     ----
    Total Top Ten Fields                   23,500     $160,975     70.36%

     Foster Field. The Foster Field is located in Ector County, Texas. The field was discovered in 1936 and produces from the Grayburg and Queen formations in the Gist Unit. Southwest owns working interests ranging from 59.5% to 100% and operates 60 producing and 31 injection wells. Numerous workover and development drilling opportunities exist.

     Huntley Field. The Huntley Field is located in Garza County, Texas. The field was discovered in 1953 and produces from the San Andres and Glorieta reservoirs. Southwest owns an 87% working interest and operates 34 producing and 21 injection wells.

     Huntley East Field. The Huntley East Field is located in Garza County, Texas. The field was discovered in 1956 and produces from a low-relief anticline which covers approximately 1,400 surface acres. Southwest has a 100% working interest in the Huntley East San Andres Unit, which comprises substantially all of the field, and a 100% working interest in the Harold
L. Davies lease, and operates 38 producing and 21 injection wells.

     Flying M Field. The Flying M Field is located in northern Lea County, New Mexico and produces from the San Andres oil reservoir. The field was discovered in 1964 and was unitized in 1967 when water injection commenced. In 1997, Southwest acquired working interests ranging from 83% to 100% in 6,160 gross acres of the field area, of which 2,240 gross acres are undeveloped. Southwest operates all 46 producing wells and nine active water injection wells, including wells that are not contained within the unitized portion of the field. Development plans for this field include the drilling of ten 40-acre proved undeveloped locations and the conversion of ten wells to water injection. Further development of the field, including the reduction to 20-acre spacing from the current 40-acre spacing, is presently under evaluation.

     Jo-Mill Field. The Jo-Mill Field is located in Borden County, Texas. The field was discovered in 1954, unitized in 1969, and produces from the Upper Spraberry, Lower Spraberry and Dean Sand reservoirs. Southwest owns a 6% working interest in the Jo-Mill Unit. Texaco, Inc. operates 172 producing and 73 injection wells.

     Halley Field. The Halley Field is located in Winkler County, Texas and consists of two leases totaling 7,608 gross acres, of which 3,190 gross acres have been developed. Southwest acquired working interests ranging from 43% to 70% in this field in 1995 and currently operates 110 active producing wells and 32 water injection wells. The field was discovered in 1937 and produces from multiple zones ranging from 2,400 to 3,000 feet in depth. Development plans, which have commenced, include the drilling of several proved undeveloped locations and numerous workovers.

     Magnolia Sealy Field. The Magnolia Sealy Field is located in Ward County, Texas and produces primarily form the Yates formation. Pay depths range from 2,400' to 3,100'. The field was discovered in 1940 and sparsely developed throughout the late 1940's. Southwest, which has an average working interest of 90%, purchased the properties in 1988 and has drilled 9 wells to date. Results of the drilling indicate primary reserve additions of 45 to 55 MBO per well. Additional potential exists both through development drilling prospects and initiation of a waterflood.

     Ackerly (Dean) Field. The Ackerly (Dean) Field is located in Dawson County, Texas and produces from the Dean Sand oil reservoir. The field was discovered in 1954 with the drilling and completion of the Pan American Graves "A" No. 1 well. Southwest owns a 60% working interest in the East Ackerly Dean Unit-Phase II, along with interests in two additional leases. Henry Petroleum operates 70 producing and 30 injection wells.

     Rhoda Walker Field. The Rhoda Walker Field is located in Ward County, Texas and produces from 18 different reservoirs ranging in depth from 4,700 to 7,000 feet. Southwest acquired its working interests in this field, ranging from 1% to 34%, in 1990. Southwest operates 37 producing wells and five water disposal wells and also owns non-operated interests in 46 wells. The field was discovered in 1971 and contains significant proved developed locations and infill drilling.

     Ward-Estes North Field. The Ward-Estes North Field is located in Ward County, Texas and produces from the Yates, Seven Rivers, Queen and Dense zones, which range in depth from 2,400' to 3,100'. Southwest has working interests ranging from 52% to 98% in the field. The field was discovered in 1933 and developed in the late 1950's. Southwest purchased the properties in 1988 and has drilled several infill wells as well as performing recompletions on existing wells. Several infill drill locations remain to be exploited.

     Oil and Gas Reserves. The following table summarizes the estimates of Southwest's historical net proved reserves and the related present values of such reserves at the dates shown. The reserve and present value data for the Company's existing properties as of December 31, 1999, 1998 and 1997 have been prepared by Ryder Scott Petroleum Engineers.

                                                As of December 31,
                                          -----------------------------
                                             1999      1998      1997
                                             ----      ----      ----
  Proved Reserves:
    Oil and Condensate (MBbls)             24,828    20,944    29,666
    Natural Gas (MMcf)                     65,079    58,273    64,725
       Total (MBoe)                         35,675    30,656    40,453
  Proved Developed Reserves:
    Oil and Condensate (MBbls)             16,618    12,006    18,472
    Natural Gas (MMcf)                     43,023    37,481    46,585
       Total (MBoe)                         23,789    18,253    26,236

  PV-10 Value (in thousands)(1)          $228,748  $ 71,900  $172,304

  Discounted Future Cash Flows (2)
    Future cash inflows                  $727,615  $315,709  $620,418
     Future  production  and development costs         (284,354)  (181,627)
(303,406)
                                           -------   -------   -------
     Future  net  cash  flows before income taxes        443,261    134,082
317,012
    Future income tax expense           (103,067)         -  (59,764)
                                           -------   -------   -------
    Future net cash flows, net of tax     340,194   134,082   257,248
       10% annual discount for estimated
       timing of cash flows              (164,634)  (62,182) (117,427)
                                           -------   -------   -------
    Standardized measure of discounted future
       net cash flows, net of tax         $175,560  $ 71,900  $139,821
                                           =======   =======    ======

     (1) The present value of future net revenues attributable to Southwest's reserves was prepared using prices in effect at the end of the respective periods presented, discounted at 10% per annum on a pre-tax basis.

     (2) Discounted future cash flows, including taxes, are not intended to represent estimates of the fair value of oil and gas properties. Estimates of fair value should also consider probable reserves, anticipated future oil and gas prices, interest rate, changes in development and production costs and production costs and risks associated with future production. Because of these considerations, any estimate of fair value is necessarily subjective and imprecise.

     In accordance with applicable requirements, estimates of Southwest's proved reserves and future net revenues are made using oil and natural gas sales prices estimated to be in effect as of the date of such reserve estimates and are held constant throughout the life of the properties (except to the extent a contract specifically provides for escalation.) The average prices used in the reserve report were $23.90/Bbl of oil and $2.06/Mcf of natural gas, $10.25/Bbl of oil and $1.73/Mcf of natural gas and $16.30/Bbl of oil and $2.11/Mcf of natural gas as of December 31, 1999, 1998 and 1997, respectively.

     Estimated quantities of proved reserves and future net revenues therefrom are affected by oil and natural gas prices, which have fluctuated widely in recent years. There are numerous uncertainties inherent in estimating oil and natural gas reserves and their values, including many factors beyond the control of the producer. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers, including those used by Southwest, may vary. In addition, estimates of reserves are subject to revision based upon actual production, results of future development and exploration activities, prevailing oil and natural gas prices, operating costs and other factors, which revisions may be material. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered and are highly dependent upon the accuracy of the assumptions upon which they are based.

     In general, the volume of production from oil and natural gas properties declines as reserves are depleted. Except to the extent Southwest acquires properties containing proved reserves or conducts successful exploration and development activities, or both, the proved reserves of Southwest will decline as reserves are produced. Southwest's future oil and natural gas production is, therefore, highly dependent upon its level of success in finding or acquiring additional reserves. Exploring for, developing or acquiring new reserves requires substantial amounts of capital. Because cash flow from operations has been reduced and external sources of capital have become limited or unavailable, the Company's ability to make the capital investments necessary to maintain or expand its reserves has been impaired.

     Net Production, Unit Prices and Costs. The following table presents certain information with respect to oil and gas production, prices and costs attributable to all oil and gas property interests owned by Southwest for the years ended December 31, 1999, 1998 and 1997:
                                                As of December 31,
                                          -----------------------------
                                             1999      1998      1997
                                             ----      ----      ----
  Production Volumes:
     Oil and condensate (MBbls)              1,306     1,689     1,308
     Natural gas (MMcf)                      4,627     5,556     5,639
       Total (MBoe)                          2,077     2,615     2,248

  Average Daily Production:
     Oil and condensate (Bbls)               3,578     4,628     3,584
     Natural Gas (Mcf)                      12,677    15,222    15,449
       Total (Boe)                           5,691     7,165     6,159

  Average Realized Prices:
     Oil and condensate (per Bbl)         $  16.23 $   12.73 $   19.12
     Natural gas (per Mcf)                    2.19      1.85      2.24
       Per Boe                               15.09     12.16     16.75

  Expenses (per Boe):
     Lease  operating (including production taxes)$  5.22     $  7.03     $
8.23
     Oil and gas depletion                    2.36      5.97      5.52
     General and administrative, net           .78      1.04      1.63

     Producing  Wells.   The  following table  sets  forth  the  number  of
productive  wells in which Southwest owned an interest as of  December  31,
1999:
                                               Gross        Net
                                               Wells       Wells
                                               ------      ------
     Oil                                          6,650       513
     Natural Gas                                    681        66
                                                  -----       ---
       Total                                      7,331       579

     Productive wells consist of producing wells and wells capable of production, including gas wells awaiting pipeline connections and oil wells awaiting connection to production facilities. Wells that are completed in more than one producing horizon are counted as one well. A gross well is a well in which an interest is owned. A net well is the fractional working interest in a gross well. The number of net wells is the sum of the fractional interest owned in gross wells.

     Acreage.   The  following table sets forth Southwest's  developed  and undeveloped gross and net leasehold acreage as of December 31, 1999:
                                               Gross      Net
                                               ------    ------
     Developed                                1,703,000   200,000
     Undeveloped                                546,000    59,000
                                              ---------   -------
       Total                                 2,249,000   259,000

     Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. A gross acre is an acre in which an interest is owned. A net acre is the fractional working interest in a gross acre. The number of net acres is the sum of the fractional interests owned in gross acres.

     Drilling Activities. The table below sets forth the drilling activity of Southwest on its properties for the periods ending December 31, 1999, 1998 and 1997.

                                           Year Ended December 31,
                                    -----------------------------------
                                          1999      1998       1997
                                       -------------------- ----------
                                       Gross Net Gross Net   GrossNet
                                       -------------------- ----------
  Development wells:
    Productive                          12    5.1 15    5.7 53   27.3
    Non-productive                       1     .9  1     .5  3    2.4
                                        --   ---- --    --- --    ---
       Total                            13    6.0 16    6.2 56   29.7

  Exploratory wells:
    Productive                           -      -  7    2.5 10    3.3
    Non-productive                       -      -  1    1.0  4    1.4
                                        --   ---- --    --- --    ---
      Total                              -      -  8    3.5 14    4.7

     Oil and Natural Gas Marketing and Hedging. The revenues generated by Southwest's operations are highly dependent upon the prices of and demand for oil and natural gas. The price received by Southwest for its oil and natural gas production depends on numerous factors beyond Southwest's control. Historically the markets for oil and natural gas have been volatile and are likely to continue to be volatile in the future. Prices for oil and natural gas are subject to wide fluctuation in response to relatively minor changes in the supply and demand for oil and natural gas, market uncertainty and a variety of additional factors. These factors include the level of consumer product demand, weather conditions, domestic and foreign governmental regulations, the price and availability of alternative fuels, political conditions in the Middle East, the actions of OPEC, the foreign supply of oil and natural gas and overall economic conditions. It is impossible to predict future oil and natural gas price movements with any certainty.

     During 1999, the Company did not have any significant customers.   The
Company does not believe the loss of any purchaser would have a material adverse effect on its operations, revenues or cash flow.

     Southwest, from time to time, uses option contracts to mitigate the volatility of price changes on commodities Southwest produces and sells as well as to lock in prices to protect the economics related to certain capital projects.

     On July 9, 1999, Southwest entered into a commodity swap agreement to hedge a portion of its crude oil sales. The agreement is for a notional amount of 1,000 BBls of oil a day with a strike price of $20.22, based on West Texas Intermediate - NYMEX. The contract is for the period August 1, 1999 through October 31, 1999. At the option of the counter-party the contract has been extended to January 31, 2000.

     On December 30, 1999, Southwest entered into a basket revenue protection agreement, which provides the Company with an oil and gas revenue floor. The contract is for the period January 1, 2000 through December 31, 2000. The agreement is to be calculated on a calendar year quarter as disclosed in the following table based on NYMEX Natural Gas and NYMEX Crude Oil:

            Notional Volumes              Strike Prices
       -------------------------  -----------------------------
           Crude      Natural        Crude    Natural              Minimum
         Oil (bbl)  Gas (MMBtu)       Oil       Gas       Boe      Revenue
         ---------- -----------      -----    -------     ----     --------
Quarter 1 269,254      976,676     $  21.12  $   1.91  $  28.76  $7,552,096
Quarter 2 263,058      910,325     $  18.80  $   1.92  $  26.56  $6,714,359
Quarter 3 257,206      857,728     $  18.00  $   1.97  $  25.88  $6,319,432
Quarter 4 251,914      813,400     $  18.00  $   2.20  $  26.80  $6,323,932

     Payments shall be made no later than five business days, after each quarterly floating price is determinable by NYMEX. The cost of the floor was approximately $638,000 and is amortized monthly as a reduction of oil and gas revenues.

Red Oak Properties

     As of December 31, 1999, Red Oak owned and managed fifteen shopping centers, six office buildings and raw land held for future development. Red Oak's holdings are located primarily in secondary markets in the southwestern United States. Red Oak's existing property portfolio is shown in the table below.
                                                       Gross Leasable
                                                            Area
   Shopping Centers                 Location           (Square Feet)
  -----------------             ---------------       ---------------
     Plaza Oaks                    Midland, TX             94,779
     Southwest Plaza               San Angelo, TX         198,983
     Town & Country                Odessa, TX             120,855
     State Bank Plaza              Tulsa, OK               35,748
     The Plaza                     Tulsa, OK              116,889
     Madera Village                Tucson, AZ              96,702
     Bear Canyon                   Tucson, AZ              70,941
     Bears Path                    Tucson, AZ              40,728
     Plaza Palomino                Tucson, AZ              98,634
     River Oaks                    Abilene, TX            140,899
     San Miguel Square             Midland, TX             77,582
     Colonnade at Polo Park        Midland, TX            105,749
     Crossroads                    San Antonio, TX        710,724
     Northcross Mall               Austin, TX             298,762
     Victoria Mall                 Victoria, TX           632,466

  Office Building
   ----------------
     Independence Plaza            Midland, TX            148,417
     50 Penn Place                 Oklahoma City, OK      311,363
     La Placita Village            Tucson, AZ             216,446
     Reunion Center                Tulsa, OK               89,265
     Century Plaza                 Midland, TX             95,443
     405 N. Marienfeld             Midland, TX             20,750

        Land                                               Acres
        ------                                             --------
     Red Oak (residential)         Midland, TX              398.3
     Lewisville (residential)      Lewisville, TX            95.3

ITEM 3.  LEGAL PROCEEDINGS.

     From time to time, the Company is party to litigation or other legal proceedings that each company considers to be a part of the ordinary course of its business. The Company is not involved in any legal proceedings nor is it party to any pending or threatened claims that could reasonably be expected to have a materially adverse effect on its financial condition, cash flow or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                  PART II

ITEM  5.   MARKET  FOR  REGISTRANT'S COMMON EQUITY AND RELATED  STOCKHOLDER
MATTERS.

Holders

     Southwest has one class of common equity securities outstanding, its Common Stock, par value $.10 per share.

     On December 31, 1999, all 100 outstanding shares of Southwest's Common Stock were held by SRH. SRH has one class of common equity securities, its Common Stock, par value $.10 per share. On December 31, 1999, 1,075,868 shares of SRH's Common Stock were held by 382 holders of record. SRH's and Southwest's Common Stock are collectively referred to hereafter as the "Common Stock."

Market

     There is currently no public market for the Common Stock and the Company does not anticipate that any such market will develop. The Common Stock has not been registered under the Securities Act. The stockholders have no rights to require registration of the Common Stock under the
Securities Act or other applicable securities laws. The Common Stock may not be sold, transferred or otherwise disposed of except in a transaction that is either registered or exempt from registration under the Securities Act and all applicable state securities laws. In addition, the Common Stock is subject to transfer restrictions contained in SRH's and Southwest's By-Laws. Both SRH's and Southwest's By-Laws prohibit the transfer of its Common Stock except to a spouse, family member or affiliate of a stockholder. Any other transfer by a stockholder requires the prior written consent of the Company. In addition, SRH and H.H. Wommack, III have the option to purchase the shares in the event of a third party offer to purchase any of the Common Stock.

Dividends

     Southwest and SRH have never paid cash dividends on the Common Stock and do not anticipate paying cash dividends in the foreseeable future. The Company intends to retain any future earnings to finance the expansion and continuing development of the Company's business. The future payment of dividends, if any, on the common Stock is within the discretion of the Company's Board of Directors and will depend upon the Company's earnings, capital requirements, and financial position, future loan covenants, general economic conditions and other relevant factors. There is no assurance that the Company will pay any dividends.

     There are several restrictions on the Company's ability to pay dividends, including (i) the provisions of the Delaware Corporation Laws,
(ii) certain restrictive provisions in the Indenture executed in connection with Southwest's 10.5% Senior Notes due 2004 (the "Indenture"), and (iii) a restrictive covenant in the Company's Revolving Loan Facility Agreement dated December 29, 1999 with Bank One, Texas, N.A. (the "Revolving Loan Facility"). Under the Indenture, the Company must meet several financial tests before it can pay cash dividends. These requirements work together to effectively prohibit the payment of cash dividends. In addition, the Revolving Loan Facility expressly prohibits the payment of cash dividends on Southwest's common stock.

Recent Sales of Unregistered Securities

     On October 14, 1997, Southwest completed a $200 million private placement sale of 10.5% Senior Notes due 2004, Series A (the "Series A Notes") to Jefferies & Company, Inc., Banc One Capital Corporation, and Paribas Corporation (the "Underwriters"). The Underwriters then offered and sold the Series A Notes to qualified institutional buyers. The offer and sale of the Series A Notes was exempt from registration under the Securities Act pursuant to Section 4(2) and Rule 144A.

     Southwest concluded an offer to exchange the Series A Notes for 10.5% Series B, Senior Notes due 2004, which had been registered under the Securities Act on March 11, 1998. The Exchange Offer was conducted pursuant to Securities Act Registration Statement No. 333-41915, which became effective February 9, 1998. All of the Series A Notes were exchanged for Notes prior to the termination of the Exchange Offer. The Company did not receive any cash proceeds from the issuance of the Notes.

     In 1996, Southwest issued 45,628 warrants, to purchase common stock of Southwest, to Joint Energy Development Investments Limited Partnership pursuant to an $8 million loan to Southwest which was repaid with the issuance of the Series A Notes. The issue of the warrants was exempt from registration pursuant to Section 4(2) of the Securities Act. The warrants are presently exercisable upon payment of a prescribed purchase price. In connection with the reorganization in 1997, these warrants were exchanged for warrants in SRH.

     In 1996, Southwest issued 129,046 shares of its Common Stock, par value $.10, solely to accredited investors for $68 a share. The aggregate offering price of the shares was $8,624,000 and the aggregate commissions for the offering were $333,000. The offer and sale of the stock was exempt from registration under the Securities Act pursuant to Regulation D thereunder. Such stock was exchanged for SRH stock in conjunction with the reorganization in July 1997.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following tables set forth selected historical financial information of the Company for the periods shown. The following information should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Company's Financial Statements and Notes thereto included in "Item 8. Financial Statements and Supplementary Data."

                                        Year Ended December 31,
                             1999      1998    1997 (a)    1996      1995
                           -------  ---------  -------   -------   -------
                                 (in thousands, except per share data)
Consolidated Income Statement Data:
Operating revenues:
  Oil and gas             $  31,425 $  32,467 $  38,500 $  33,787 $  21,211
  Well service                    -         -     7,789     8,013     4,218
  Real estate                31,301    25,650     9,338     4,487     3,213
  Other                       1,206     1,392     1,227       614       344
                             ------    ------    ------    ------    ------
   Total operating revenue   63,932    59,509    56,854    46,901    28,986
                             ------    ------    ------    ------    ------
Operating expenses:
  Oil and gas                10,833    18,395    18,500    14,846    11,511
  Well service                    -         -     5,600     6,145     3,315
  Real estate                18,374    13,242     4,138     1,887     1,414
  General and administrative  3,109     4,450     5,745     5,436     3,504
  Depreciation, depletion and
   amortization               9,987    19,240    15,034     8,430     6,719
  Impairment of oil and gas
   properties                     -    64,000         -         -         -
  Other                         798     1,235     1,342       554       228
                            -------    ------    ------    ------    ------
   Total operating expenses  43,101   120,562    50,359    37,298    26,691
                            -------    ------    ------    ------    ------
Operating income (loss)      20,831  (61,053)     6,495     9,603     2,295
                            -------    ------    ------    ------    ------
Other income (expense):
  Interest expense         (41,910)  (36,490)  (18,894)  (10,016)   (5,635)
  Interest income               954     1,478     1,002       441       269
  Other                         952       370       145       561      (78)
                            -------    ------    ------    ------    ------
                           (40,004)  (34,642)  (17,747)   (9,014)   (5,444)
                            -------    ------    ------    ------    ------
Income (loss) before income
 taxes, minority interest,
 equity loss and
 extraordinary item        (19,173)  (95,695)  (11,252)       589   (3,149)
Income tax benefit (provision)   -     2,348     2,641     (365)     1,044
Minority interest in
 subsidiaries, net of tax     1,820     913       430       181        (15)
Equity in loss of subsidiary and
  partnerships, net of tax     (931)   (3,620)     (203)         -        -
Extraordinary item, net of tax 12,875    -       (3,109)   -           -
                            -------    ------    ------    ------    ------
Net income (loss)         $ (5,409) $(96,054) $(11,493) $     405 $ (2,120)
                            =======    ======    ======    ======    ======
Income (loss) per common share
 before extraordinary item $ (17.00) $ (89.28) $  (7.78) $    0.42 $  (2.19)

                                        Year Ended December 31,
                             1999      1998    1997 (a)    1996      1995
                           -------  ---------  -------   -------   -------
                                 (in thousands, except per share data)
Consolidated Balance Sheet Data:
  Cash and cash equivalents $  16,983 $  13,801 $  27,365 $ 8,284 $  3,364
  Net property and equipment  206,146   213,493   237,675   100,176 78,231
  Total assets              262,167   257,550   305,443   130,284    95,434
  Long-term debt, including
   current portion          347,083   335,084   283,642    93,805    73,486

Consolidated Cash Flow Statement
 Data:
  Net cash provided by (used in)
   operating activities    (10,772)   (5,976)     6,034    10,280     5,634
  Net cash used in investing
   activities               (1,124)  (56,283) (173,902)  (33,225)  (44,532)
  Net cash provided by
   financing activities      15,078    48,695   186,949    27,865    39,166

(a)  Sierra  was  deconsolidated on July 1, 1997.   Earnings  for  the  six
     months ended June 30, 1997 are included in the Company's consolidated statement of operations. Subsequent to June 30, 1997, any earnings (loss) associated with Sierra are reflected in equity in loss of subsidiary.

Selected Operating Data

     The following table sets forth selected information with respect to the Company's operating data for the periods shown.
                                        Year Ended December 31,
                             1999      1998      1997      1996      1995
                           -------   --------  -------   -------   -------
Production volumes:
  Oil and condensate (Mbbls)  1,306     1,689     1,308     1,001       814
  Natural gas (MMcf)          4,627     5,556     5,639     5,403     4,639
   Total (MBoe)               2,077     2,615     2,248     1,901     1,587
Average daily production:
  Oil and condensate (Bbls)   3,578     4,628     3,584     2,735     2,230
  Natural gas (Mcf)          12,677    15,222    15,449    14,762    12,709
   Total (Boe)                5,691     7,165     6,159     5,194     4,348
Average realized prices (a):
  Oil and gas condensate
   (per Bbl)              $   16.23 $   12.73 $   19.12 $   20.44 $   16.40
  Natural gas (per Mcf)        2.19      1.85      2.24      2.22      1.51
   Per Boe                    15.09     12.16     16.75     17.07     12.83
Expenses (per Boe):
  Lease operating(including
   production taxes)      $    5.22 $    7.03 $    8.23 $    7.81 $    7.25
  Oil and gas depletion        2.36      5.97      5.52      3.38      3.19
  Oil and gas general and
   administrative, net (b)      .78      1.04      1.63      1.28      1.20

(a) Reflects the actual realized prices received by the Company, including the results of the Company's hedging activities. See "Item 7.
     Management's Discussion and Analysis of Financial Condition and Results of Operations."
(b) Certain related party management fees received from oil and gas partnerships have been reclassified as a reduction of general and administrative expenses for all periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

     Southwest Royalties Holdings, Inc., a Delaware corporation, was formed in 1997 to serve as a holding company for Southwest Royalties, Inc., Sierra Well Service, Inc. and Midland Red Oak Realty, Inc. SRH is an independent oil and gas company engaged in the acquisition, development and production of oil and gas properties, primarily in the Permian Basin of West Texas and southeastern New Mexico, through its wholly-owned subsidiary, Southwest. Since 1983, Southwest has grown primarily through selective acquisitions of producing oil and gas properties, both directly and through the oil and gas partnerships it manages. SRH also participates in the well servicing industry through its affiliate, Sierra, and owns and manages real estate properties through its subsidiary, Red Oak. SRH has grown over the last several years primarily through acquisitions in each of its businesses.

     On October 14, 1997, Southwest completed a $200 million private placement of 10.5% Senior Notes due 2004, to among other things, provide approximately $72 million for acquisitions and approximately $22 million of working capital. An integral part of the Southwest business strategy in conjunction with the 10.5% Senior Note issuance, involved the successful investment of the additional working capital into both the development and exploitation of its existing oil and gas properties and the acquisition of additional producing oil and gas properties. It was imperative to increase production volumes to meet the necessary ongoing cash flow needs and requirements of Southwest. The successful investment of the additional working capital would dramatically increase production levels thereby supplying additional cash flow to Southwest to meet requirements and continue to fund additional capital expenditure projects.

     In the last quarter of 1997, oil and gas commodity prices began a dramatic decrease that continued throughout 1998 and into the first half of 1999. In response, early in 1998, Southwest implemented its alternate budget that limited capital investment into the planned developmental and acquisition projects and eventually suspended almost all investment as prices continued to decrease and remained depressed. As opposed to the originally budgeted $45 million of capital investment, only approximately $10 million was invested for development, exploration and acquisitions in 1998, with only $3.7 million being invested in 1999.

     Throughout 1998, as oil and gas prices remained depressed, Southwest continually reduced expenditures including corporate general and administrative and lease operating expenses. On a per unit of production basis, Southwest has reduced lease operating expenses to $5.22/Boe in 1999 from $7.03/Boe in 1998, due primarily to management efforts to cut expenses through more efficient operations and by selectively eliminating high operating expense properties from its oil and gas portfolio. Southwest also reduced general and administrative expenses to $.78/Boe in 1999 from $1.04/Boe in 1998, primarily due to staff reductions initiated by Southwest early in the oil price downturn. Southwest also initiated and completed $5.6 million and $5.7 million in sales of non-strategic and relatively high cost oil and gas properties in 1999 and 1998, respectively, to effectively expand margins, increase efficiencies, and supply additional working capital.

     The harsh decline in commodity pricing experienced by the Company throughout 1998 and the first half of 1999, has had a double impact on Southwest's cash flow by severely reducing proceeds associated with current production levels and reducing Southwest's investment into undeveloped reserves. The inability to replace the existing, depleting reserve base ultimately and systematically creates lower revenues and margins.

     As net revenues fell due to these circumstances of declining price and production, an increasingly larger portion of cash flow was necessary to meet debt interest expense.

     Southwest uses the full cost method of accounting for its investment in oil and gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and gas reserves are capitalized into a "full cost pool" as incurred, and properties in the pool are depleted and charged to operations using the gross revenues method based on the ratio of current gross revenues to total proved future gross revenues, computed based on current prices. Significant downward revisions of quantity estimates or declines in oil and gas prices that are not offset by other factors could result in a writedown for impairment of oil and gas properties. Once incurred, a writedown of oil and gas properties is not reversible at a later date, even if oil or natural gas prices increase. During 1998, oil prices were drastically lower than prior years causing the Company to incur a $64.0 million noncash charge. As of December 31, 1999 oil price had increased significantly over prices received during 1998, thus no write down of capitalized costs of oil and gas properties was deemed necessary for the year ended December 31, 1999.

     The severe decrease in the commodity prices has drastically affected revenue and cash flows from operations received by Southwest. The resulting inability to successfully employ the initial business and investment plan of Southwest, which was to be initiated immediately after the $200 million 10.5% Senior Note issuance, and the necessary use of cash balances and operating cash flows to meet debt interest obligations therefrom, makes it probable Southwest will not be able to meet its operating and debt obligations in 2000 and beyond, unless Southwest can successfully restructure its debt obligations.

     Southwest   has   a   highly   leveraged   capital   structure   with,
approximately, $16.2 million of cash interest and $35.1 million of principal due at December 31, 1999. Subsequent to year end, Southwest drew down the remaining $15.0 million on the Revolving Loan Facility, as a result, $17.5 million of cash interest payments and $50.1 million of principal will be due in 2000 (See Note 18). The majority of the cash interest relates to the 10.5% Senior Notes and the Revolving Loan Facility. Due to severely depressed commodity prices experienced throughout 1998 and the first half of 1999, Southwest is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations.
Management is attempting to renegotiate the terms of Southwest's obligations with its note holders and/or attempting to seek new lenders or equity investors. Additionally, management would consider disposing of certain assets in order to meet its obligations.

     Red Oak. Red Oak acquires and manages neighborhood and community shopping centers, other retail and commercial properties and office buildings. These properties are primarily leased, on a long-term basis, to major retail companies, local specialty retailers and professional and business tenants throughout secondary urban markets. As of December 31, 1999, Red Oak owned and managed fifteen shopping centers, six office buildings and raw land held for future development. Red Oak's revenue, profitability and cash flows are substantially dependent upon the ability of Red Oak to lease its properties on economically favorable lease terms.

     Red Oak is currently experiencing financial difficulties. Red Oak has generated losses for the years ended December 31, 1999, 1998 and 1997 and is experiencing difficulties in meeting its obligations when they become due. The capital structure of Red Oak is highly leveraged with $5.2 million and $14.8 million of principal and cash interest payments, respectively, due in 2000. Management is currently in the process of renegotiating the terms of Red Oak's various obligations with its lenders and /or seeking new lenders or equity investors. Additionally, management would consider disposing of certain assets in order to meet its obligations.

     Sierra. Effective July 1, 1997 Sierra was deconsolidated from SRH's financial statements and SRH has subsequently accounted for its ownership in Sierra as an investment in an unconsolidated subsidiary, consistent with the equity method of accounting under GAAP. As such, comparisons of Sierra's revenue and expenses for the years ended December 31, 1999, 1998 and 1997 are not relevant, and therefore, no discussion of such results of operations are provided herein.

Results of Operations

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     The following table summarizes production volumes and average sales prices for SRH's oil and gas operations, including the effect on revenues, for the periods indicated:

                                      Year Ended        1999 Compared
                                     December 31,          to 1998
                                  ----------------- ---------------------
                                                         %      Revenue
                                                      Increase  Increase
                                   1999      1998    (Decrease)(Decrease)
                                  ------    ------   --------- ---------
                                                            (in thousands)
Production volumes:
  Oil and condensate (MBbls)       1,306     1,689   (23%)     $(6,220)
  Natural gas (MMcf)               4,627     5,556   (17%)     (2,034)
Average sales prices:
  Oil and condensate (per Bbl)         $   16.23 $      12.73  27%   $
5,912
  Natural gas (per Mcf)             2.19      1.85     18%       1,889

     Revenues. Revenues for SRH increased 7% to $63.9 million in 1999 from $ 59.5 million in 1998.

     Oil and gas revenue decreased 3% to $31.4 million in 1999 from $32.5 million in 1998. The decrease in oil and gas revenue is due primarily to decreases in oil and gas production which were offset by increases in oil and gas sales prices during 1999. Increases in oil and gas prices resulted in increased oil and gas revenues of approximately $7.8 million which were offset by decreased oil and gas production of $8.3 million and a decline of other oil and gas partnership distributions of approximately $584,000.

     Oil and gas production decreased 21% or approximately 1,500 BOEPD, to 5,700 BOEPD in 1999 from approximately 7,200 BOEPD in 1998. In an ongoing effort to increase the Company's cash position and reduce the number of high operating expense properties in its oil and gas portfolio, management has sold oil and gas properties for approximately $5.6 and $5.7 million in 1999 and 1998, respectively. The production decline resulting from oil and gas property sales was approximately 1,000 BOEPD, or approximately 14% of the total decline. The remainder of the production decline of approximately 7% is mostly results of natural decline. The average sales price per barrel of oil was $16.23 and the average sales price of natural gas was $2.19/Mcf in 1999, representing a 27% and 18% increase, respectively, compared to 1998 sales price levels.

     Real estate revenues increased 22% to $31.3 million in 1999 from $25.6 million in 1998. The increase in real estate revenues is due primarily to several acquisitions made late in the second quarter of 1998 and subsequent. Other operating revenues decreased 13% to $1.2 million in 1999 from $1.4 million in 1998.

     Operating Expenses. Operating expenses, before general and administrative expense, impairment of oil and gas properties, depreciation, depletion and amortization, decreased 9% to $30.0 million in 1999 from $32.9 million in 1998.

     Oil and gas operating expense decreased approximately 41% to $10.8 million in 1999 from $18.4 million in 1998. The decrease is due primarily to management's efforts to cut expenses through more efficient operations, and by selectively eliminating high operating expense properties from its oil and gas portfolio. Property sales accounted for approximately $4.0 million of the decline. The average operating expense decreased 26% to $5.22/Boe in 1999, from $7.03/Boe 1998.

     Real estate operating expense increased approximately 39% to $18.4 million in 1999 from $13.2 million in 1998. The increase in real estate operating expenses is due primarily to several acquisitions made late in the second quarter of 1998 and subsequent. Other operating expenses decreased 35% to $798,000 in 1999 from $1.2 million in 1998.

     General and Administrative ("G&A") Expense. G&A expense for the Company decreased 30% to $3.1 million in 1999 from $4.4 million in 1998. Oil and gas G&A expense decreased 40% to $1.6 million in 1999 from $2.7 million in 1998, and averaged $.76/Boe in 1999, a 27% decrease compared to $1.04/Boe in 1998. The oil and gas G&A decline is predominately due to the reduction in salary expense because of property sales and restructuring of duties. Real estate G&A expense decreased 12% to $1.6 million in 1999 from $1.8 million in 1998. The decrease in real estate G&A relates primarily to charges incurred during the later part of 1998 for travel and other professional services associated with a non consummated refinance.

     Depreciation, Depletion and Amortization ("DD&A") Expense. DD&A expense for SRH decreased 48% to $10.0 million in 1999 from $19.2 million in 1998. Oil and gas DD&A expense decreased 67% to $5.4 million in 1999 from 16.1 million in 1998 and on a Boe basis, decreased 58% to $2.60/Boe in 1999 from $6.16/Boe in 1998. The decrease in DD&A expense on an overall basis and/Boe is due primarily to the reduction in the carrying value of SRH's oil and gas properties because of the impairment of approximately
$64.0 million, which was recorded during 1998. Real estate DD&A expense increased 53% to $4.5 million in 1999 from $2.9 million in 1998 due to the impact of acquisitions.

     Interest Expense. Interest expense for SRH increased 15% to $41.9 million in 1999 from $36.5 in 1998. Oil and gas interest expense remained relatively constant at $22.4 million in 1999 as compared to $22.5 million in 1998. Real estate interest expense increased 41% to $19.7 million for 1999 from $14.0 million in 1998. The Real estate interest expense increases were due to additional debt used to finance acquisitions and operations.

     Equity in Loss of Subsidiary. Equity in Loss of Subsidiary resulted in a charge of $931,000 of which, $744,000 was a non-cash charge for the impairment of the equity investment in Sierra recognized in 1999. This amount relates to SRH's 39% direct and indirect investment in Sierra.

     Net Income (Loss). Due to the factors described above, net loss for SRH decreased 94% to $5.4 million in 1999 from $96.1 in 1998. Oil and gas net income was approximately $7.3 million in 1999 as compared to a net loss of $88.4 million in 1998. Included in the oil and gas net income for 1999 is an extraordinary gain associated with the repurchase of approximately 19% of the original issue, $200 million face 10.5% senior notes issued in October of 1997, of approximately $14.5 million. Real estate net losses increased 122% to $13.0 million in 1999 from $5.9 million in 1998. Included in the Real estate net loss for 1999 is an extraordinary loss of $1.6 million associated with the write off of deferred debt costs related to a portion of MROR's debt which was refinanced in 1999.

Results of Operations

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     The following table summarizes production volumes and average sales prices for SRH's oil and gas operations, including the effect on revenues, for the periods indicated:

                                      Year Ended        1998 Compared
                                     December 31,          to 1997
                                  ----------------- ---------------------
                                                         %      Revenue
                                                      Increase  Increase
                                   1998      1997    (Decrease)(Decrease)
                                  ------    ------   --------- ---------
                                                            (in thousands)
Production volumes:
  Oil and condensate (MBbls)       1,689     1,308     29%     $ 7,285
  Natural gas (MMcf)               5,556     5,639    (1%)       (186)
Average sales prices:
  Oil and condensate (per Bbl)         $   12.73 $      19.12  (33%) $
(10,793)
  Natural gas (per Mcf)             1.85      2.24   (17%)     (2,167)

     Revenues. Consolidated revenues for SRH increased $2.7 million, or 5%, for the year ended December 31, 1998. An increase in revenues at Red Oak was partially offset by a decrease in revenues at Southwest and Sierra, which was deconsolidated July 1, 1997.


     Oil and gas revenues decreased $6.0 million, or 16%, from 1997 to 1998, due primarily to decreases in oil and gas sales prices during 1998. Oil production increased 29% for the year while gas production decreased 1%. The increase in oil production is due principally to the full-year effect in 1998 of a large oil and gas acquisition in October 1997. Changes in production added $7.1 million to Southwest's revenues. The average sales price per barrel of oil was $12.73 and the average sales price of natural gas was $1.85/Mcf in 1998, representing a 33% and 17% decrease, respectively, compared to prior year sales price levels. These lower oil and gas prices resulted in a $13.0 million decrease in Southwest's revenues, offsetting the revenue increase due to increased production.

     Real estate revenues increased $16.3 million, or 175%, in 1998 compared to the prior year, due primarily to acquisitions completed in the last half of 1997 and in 1998. Other operating revenues increased $165,000.

     Operating Expenses. Operating expenses, before general and administrative expense, impairment of oil and gas properties, depreciation, depletion and amortization increased $3.3 million, or 11%, in 1998. The increase is due primarily to acquisition-related growth in SRH's real estate business, and is partially offset by lower expenses due to the deconsolidation of Sierra from SRH on July 1, 1997.

     Oil and gas operating expense decreased $105,000, or 1%, in 1998, due primarily to management efforts to cut expenses through more efficient operations, and by selectively eliminating high operating expense properties from its oil and gas portfolio. The average operating expense was $7.03/Boe in 1998, a decrease of 15% from $8.23/Boe for the same period in 1997.

     Real estate operating expense increased $9.1 million, or 220%, for 1998, due primarily to acquisitions. Other operating expenses decreased $107,000.

     General and Administrative ("G&A") Expense. Consolidated G&A expense for SRH decreased $1.3 million, or 23%, for 1998. The decrease is due primarily to the deconsolidation of Sierra from SRH, which contributed $1.3 million of G&A expense in the first half of 1997. Oil and gas G&A expense decreased approximately $942,000, or 26%, in 1998 compared to 1997, and averaged $1.04/Boe in 1998, a 36% decrease compared to 1997, due primarily to reductions in oil and gas technical and administrative staff in response to significant decreases in oil and gas prices experienced in the last quarter of 1997 and in 1998. Real estate G&A expense increased $533,000, or 41%, in 1998 due primarily to administrative staff increases necessitated by Red Oak's growth during the year.

     Depreciation, Depletion and Amortization ("DD&A") Expense. Consolidated DD&A expense for SRH increased $4.2 million, or 28%, for the year ended December 31, 1998 due to growth in each of SRH's businesses. Oil and gas DD&A expense increased approximately $3.3 million, or 26%, in 1998, compared to the prior year. Oil and gas depletion was $5.97/Boe in 1998, an increase of 8% compared to 1997. The increase in oil and gas DD&A expense on an overall basis and per Boe is due primarily to a decrease in oil and gas price used in the year-end reserve reports for 1998 compared to 1997, which resulted in a higher depletion rate under the units of revenue method. Real estate DD&A expense increased approximately $2.1 million, or 261%, in 1998 compared to 1997, attributable primarily to the impact of acquisitions.

     Impairment of Oil and Gas Properties. As of December 31, 1998, the net capitalized cost exceeded the estimated present value of Southwest's oil and gas reserves, thus SRH incurred a non-cash charge of $64.0 million in 1998.

     Interest Expense. Consolidated interest expense for SRH increased $17.6 million, or 93%, in 1998, primarily as a result of increased borrowings incurred to fund a portion of SRH's acquisitions and oil and gas development. Oil and gas interest expense increased approximately $10.2 million, or 83%, as a result of increased borrowings for development drilling and acquisitions made in the fourth quarter of 1997 and in 1998. Real estate interest expense increased $7.6 million, or 121%, due to increased borrowing with proceeds used to finance acquisitions as compared to the prior years. As evidenced by the 93% increase in interest expense, SRH is extremely leveraged with approximately 61% of its total operating revenues being used to service interest expense. Based on current commodity prices, production, rent revenues and current structure, SRH probably will not be able to make interest payments and meet its operating and capital needs as they become due beyond 1999.

     Other Income (Expense). Other income (expense) increased $225,000, or 155%, due primarily to the sale of land held for investment by Red Oak.

     Equity in Loss of Subsidiary and Partnerships. Equity in Loss of Subsidiary and Partnerships resulted in a net charge $3.6 million for 1998.

     Net Income. Due to the factors described above, consolidated net income for SRH decreased $84.6 million to a loss of $96.1 million for the year ended December 31, 1998. Included in the $96.1 million loss for the year ended December 31, 1998 was a non-cash charge of $64.0 million for the writedown of oil and gas properties.

Liquidity and Capital Resources

     Funding for the Company's business activities has historically been provided by operating cash flows, bank borrowings and debt issuance, reserve-based financing and sales of equity. Any future capital expenditures or acquisitions will require additional equity or financing and will be dependent upon financing arrangements available at the time. The significant decrease in oil and gas prices experienced during the last quarter of 1997 and extending through the first half of 1999, has severely limited cash flow from operations, depleted working capital and rendered most other financing sources unavailable, or if available, on very unattractive terms to the Company. Based on current commodity prices, production, rent revenues and its highly leveraged position, the Company probably will not be able to meet operating and debt obligations in 2000 and beyond.

     Management is constantly monitoring the Company's cash position and its ability to meet its financial obligations as they become due, and in this effort, is exploring various strategies for addressing its current and future liquidity needs. During 1999 and 1998, for instance, Southwest sold $5.6 million and $5.7 million, respectively, of oil and gas properties in an ongoing effort to decrease its production costs and improve its cash position and also negotiated a $50 million revolving line of credit with BankOne Texas, N.A. the proceeds of which were used to purchase in December 1999 and January 2000, approximately $76.3 million of the 10.5% Senior Notes due 2004. As of December 31, 1999, SRH's consolidated cash balance was $27.0 million, of which $21.4 million was available to Southwest.

     SRH financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should SRH be unable to continue as a going concern.

     SRH has a highly leveraged capital structure with, approximately, $30.8 million of cash interest and $40.3 million of principal due at December 31, 1999. Subsequent to year end, SRH drew down the remaining $15.0 million on the Revolving Loan Facility. As a result, $32.1 million of cash interest payments and $55.3 million of principal will be due in 2000 (See Note 18). Due to severely depressed commodity prices experienced throughout 1998 and into the first half of 1999, and lagging rental property utilization, SRH is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. Management is currently in the process of renegotiating the terms of SRH's various obligations with its note holders and/or attempting to seek new lenders or equity investors. Additionally, management would consider disposing of certain assets in order to meet its obligations.

     There can be no assurance that SRH's debt restructuring efforts will be successful or that the note holders will agree to a course of action consistent with SRH's requirements in restructuring the obligations. Even if such agreement is reached, it may require approval of additional note holders, or possibly, agreements of other creditors of SRH, none of which is assured. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to SRH. Under current circumstances, SRH's ability to continue as a going concern depends upon its ability to (1) successfully restructure its Revolving Loan Facility, the 10.5% Senior Notes and other obligations or obtain additional financing as may be required, (2) maintain compliance with all debt covenants, (3) generate sufficient cash flow to meet its obligations on a timely basis, and (4) achieve satisfactory levels of future earnings. If SRH is unsuccessful in its efforts, it may be unable to meet its obligations on the Revolving Loan Facility, the 10.5% Senior Notes, as well as other obligations, making it necessary to undertake such other actions as may be appropriate to preserve asset values.

     Cash flow information for Sierra is reported through June 30, 1997, the date prior to its deconsolidation from SRH, but for periods thereafter, cash flow information has been reported using the equity method of accounting under GAAP.

     Net Cash Provided By (Used By) Operating Activities. SRH's operating activities used cash flow of $10.4 million, $6.0 million and provided cash flow of $6.0 million in 1999, 1998 and 1997, respectively. SRH's ability to generate cash flow from operating activities is severely restricted due to its highly leveraged capital structure.

     Net Cash Used in Investing Activities. Cash flows used in SRH's investing activities were $1.1 million, $56.3 million and $173.9 million for 1999, 1998 and 1997, respectively. Oil and gas and commercial real estate acquisitions and development activities were the primary uses of funds in each year.

     The   following  table  sets  forth  capital  expenditures,  including acquisitions, made by SRH during the periods indicated.
                                            Year Ended December 31,
                                      -----------------------------------
                                            1999      1998      1997
                                           -----     -----     -----
                                                 (in thousands)
Oil and gas properties
     Development                          $  3,195  $  7,897  $ 19,639
     Exploration                                76       834     2,769
     Acquisitions                              417     1,315    80,797
Oil and gas other                              233       618     1,135
Real estate                                  6,723    53,411    53,626
Other                                               306       433
236
                                            ------   -------   -------
       Total                              $ 10,950  $ 64,508  $158,202
                                            ======   =======   =======
     In response to SRH's highly leveraged capital structure and its limited working capital, SRH has initiated a short-term alternate business plan that delays certain development and exploratory projects until oil and gas industry conditions improve. Based on this plan, SRH has tentatively budgeted $8 million in capital expenditures at Southwest for oil and gas development projects. This budget is subject to change based on financial
strategies   currently  being  developed,  including  hedging   strategies,
divestitures and debt restructuring, as well as the level of oil and gas prices in the future.

     Net Cash Provided by Financing Activities. Cash provided by SRH's financing activities, on a consolidated basis, was $14.8 million (including additional net borrowings of $14.9 million), $48.7 million (including additional net borrowings of $49.1 million) and $186.9 million (including additional net borrowings of $185.0 million and $1.0 million from issuance of additional equity securities) for 1999, 1998 and 1997, respectively. Net cash provided by financing activities was primarily used to fund the purchase of a portion of the 10.5% Senior Notes due 2004 and to refinance and fund real estate activities. Net cash provided by financing activities was primarily used to fund real estate activities in 1998.

     Senior Notes due 2004. In October 1997, Southwest completed a $200 million private placement of 10.5% Senior Notes due 2004. Proceeds from the Offering were used primarily for acquisitions, repayment of debt, an equity investment by SRH in Red Oak and for working capital. The Senior Notes bear interest at 10.5% per annum and mature on October 15, 2004.

     Revolving Loan Facility. In December 1999, Southwest entered into a Revolving Loan Facility with Bank One Texas, N.A., which provided a borrowing base of $50 million with a maturity date of December 29, 2000. Funds from the Revolving Loan Facility may be used for working capital and other general corporate purposes, including the repurchase of a portion of Southwest's outstanding 10.5% Senior Notes due 2004. Advances on the Revolving Loan Facility bear interest at the option of Southwest, based on the prime rate of Bank One Texas, N.A. (8.5% at December 31, 1999) plus one fourth of one percent (.25%), when the borrowing base usage is equal to or greater than 80% or zero percent (0%) when the borrowing base usage is less than 80% or, a Eurodollar rate (substantially equal to the London InterBank Offered Rate ("LIBOR")) plus 1.25% up to 2.0% based on the borrowing base usage percentage. The Revolving Loan Facility is secured by no less than 85% of Southwest's oil and gas properties. As of December 31, 1999, the company has drawn $35.0 million. The remaining $15.0 million was drawn in January 2000(See Note 18).

     The Revolving Loan Facility imposes certain limitations on the ability of Southwest to, among other things, incur additional indebtedness or issue disqualified capital stock, make payments in respect to capital stock, enter into transactions with affiliates, incur liens, sell assets, change the nature of its business, merge or consolidate with any other person and sell, lease, transfer or otherwise dispose of substantially all of its properties or assets. The Revolving Loan Facility required Southwest to establish a sinking fund account with an initial deposit of $3.5 million.
Southwest is to transfer monthly one-twelfth of the annual interest payments on the 10.5% Senior Notes beginning December 31, 1999 into this sinking fund account for the purpose of making interest payments on the 10.5% Senior Notes.

     In June 1999, MRO Southwest, Inc., a wholly owned subsidiary of Red Oak negotiated two notes payable in the amount of $97.5 million and $8.0 million, net of discounts of $5.3 million. Borrowings for both notes accrue interest in arrears at a rate per annum equal to the greater of 8.6% or LIBOR plus 360 basis points. The interest rate includes a servicing fee of
 .10%. Approximately $91.4 million of the $97.5 million note was used to retire existing debt on properties contributed to MRO Southwest by Red Oak, $1.5 million was deposited into various restricted cash accounts and the remaining proceeds were used for general corporate purposes. The $8.0 million  note  is  for  capital improvements to rental  property  and  $3.4
million  has  not  been utilized as of December 31, 1999.   The  notes  are
collateralized by the properties owned by MRO Southwest. The notes impose certain restrictive covenants including restrictions on the incurrence of additional indebtedness, dissolution, termination or liquidation of all or substantially all of the assets, changes in the legal structure of the assets, making any loans or advances to any third party and commingling its assets with the assets of any of its affiliates or of any other person or entity.

     Hedging Activities. Southwest, from time to time, uses option contracts to mitigate the volatility of price changes on commodities Southwest produces and sells as well as to lock in prices to protect the economics related to certain capital projects.

     On July 9, 1999, Southwest entered into a commodity swap agreement to hedge a portion of its crude oil sales. The agreement is for a notional amount of 1,000 BBls of oil a day with a strike price of $20.22, based on West Texas Intermediate - NYMEX. The contract is for the period August 1, 1999 through October 31, 1999. At the option of the counter-party the contract has been extended to January 31, 2000.

     On December 30, 1999, Southwest entered into a basket revenue protection agreement, which provides the Company with an oil and gas revenue floor. The contract is for the period January 1, 2000 through December 31, 2000. The agreement is to be calculated on a calendar year quarter as disclosed in the following table based on NYMEX Natural Gas and NYMEX Crude Oil:

            Notional Volumes              Strike Prices
       -------------------------  -----------------------------
           Crude      Natural        Crude    Natural              Minimum
         Oil (bbl)  Gas (MMBtu)       Oil       Gas       BOE      Revenue
         ---------- -----------      -----    -------     ----     --------
Quarter 1 269,254      976,676     $  21.12  $   1.91  $  28.76  $7,552,096
Quarter 2 263,058      910,325     $  18.80  $   1.92  $  26.56  $6,714,359
Quarter 3 257,206      857,728     $  18.00  $   1.97  $  25.88  $6,319,432
Quarter 4 251,914      813,400     $  18.00  $   2.20  $  26.80  $6,323,932

     Payments shall be made no later than five business days, after each quarterly floating price is determinable by NYMEX. The cost of the floor was approximately $638,000 and is amortized monthly as a reduction of oil and gas revenues.

Other Issues

Year 2000 Issues

     SRH has initially incurred no significant problems related to the Year 2000 issue. However, SRH has not yet fully utilized all functions and processes of its systems and accordingly cannot be sure that all its systems will be free of Year 2000 issues. Also, SRH has no assurance that its "critical business partners", or governmental agencies or other key third parties, have not incurred Year 2000 issues that may affect SRH.

Derivative Instruments and Hedging Activities.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which established standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It establishes conditions under which a derivative may be designated as a hedge, and establishes standards for reporting changes in the fair value of a derivative. SFAS 133, as amended by SFAS 137, is required to be implemented for all fiscal quarters of all fiscal years beginning after June 15, 2000. Early adoption is permitted.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following quantitative and qualitative information is provided about financial instruments to which the Company is a party as of December 31, 1999, and from which the Company may incur future earnings gains or losses from changes in market interest rates or commodity prices.

Quantitative Disclosures

     Interest rate sensitivity. The following table provides information about the Company's debt obligations which are sensitive to changes in interest rates. The table presents cash maturities by expected maturity dates together with the weighted average interest rates expected to be paid on the debt, given current contractual terms and market conditions. For fixed rate debt, the weighted average interest rate represents the contractual fixed rates that the Company is obligated to periodically pay on the debt; for variable rate debt, the average interest rate represents the average rates being paid on the debt at December 31, 1999.


                                      As of December 31, 1999
                        2000   2001    2002   2003 2004Thereafter     Total
Fair Value
                        ----   ----    ----   ---- --------------     -----
----------
Total Debt
  maturities           $40,277    $ 41,412$ 101,926   $ 391 $ 160,680     $
2,397               $ 347,083    $ 276,420
Fixed  rate debt       $3,741     $ 42    $ 28 $ 19   $ 160,615   $  873  $
165,318             $ 94,655
Weighted average
  interest rate        10.49%         10.49%      10.49%      10.49% 10.49%
8.04%
Variable rate debt    $36,536    $ 41,370$ 101,898   $ 372 $ 65   $   1,524
$             181,765 $181,765
Average  interest rate         8.96%        10.06%      9.39%  9.37%  9.37%
9.37%

      Commodity  price  sensitivity.  See  Notes  1  and  13  of  Notes  to
Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the accounting procedures followed by SRH relative to hedge derivative financial instruments and for specific information regarding the terms of the Company's derivative financial instrument which is sensitive to changes in natural gas and crude oil commodity prices.

     On July 9, 1999, Southwest entered into a commodity swap agreement to hedge a portion of its crude oil sales. The agreement is for a notional amount of 1,000 BBls of oil a day with a strike price of $20.22, based on West Texas Intermediate - NYMEX. The contract is for the period August 1, 1999 through October 31, 1999. At the option of the counter-party the contract has been extended to January 31, 2000.

     On December 30, 1999, Southwest entered into a basket revenue protection agreement, which provides the Company with an oil and gas revenue floor. The contract is for the period January 1, 2000 through December 31, 2000. The agreement is to be calculated on a calendar year quarter as disclosed in the following table based on NYMEX Natural Gas and NYMEX Crude Oil:

            Notional Volumes              Strike Prices
       -------------------------  -----------------------------
           Crude      Natural        Crude    Natural              Minimum
         Oil (bbl)  Gas (MMBtu)       Oil       Gas       BOE      Revenue
         ---------- -----------      -----    -------     ----     --------
Quarter 1 269,254      976,676     $  21.12  $   1.91  $  28.76  $7,552,096
Quarter 2 263,058      910,325     $  18.80  $   1.92  $  26.56  $6,714,359
Quarter 3 257,206      857,728     $  18.00  $   1.97  $  25.88  $6,319,432
Quarter 4 251,914      813,400     $  18.00  $   2.20  $  26.80  $6,323,932

     Payments shall be made no later than five business days, after each quarterly floating price is determinable by NYMEX. The cost of the floor was approximately $638,000 and is amortized monthly as a reduction of oil and gas revenues.

Qualitative Disclosures

     Non-derivative financial instruments. The Company is a borrower under fixed rate and variable rate debt instruments that give rise to interest rate risk. The Company's objective in borrowing under fixed or variable rate debt is to satisfy capital requirements while minimizing the Company's costs of capital. To realize its objectives, the Company borrows under fixed and variable rate debt instruments, based on the availability of capital  and  market  conditions.  See Note  7  of  Notes  to  Consolidated
Financial Statement included in "Item 8. Financial Statements and Supplementary Date" for a discussion relative to the Company's debt instruments.

     Derivative financial instruments. Revenues from the Company's operations are highly dependent on the price of oil and gas. The markets for oil and natural gas are volatile and prices for oil and gas are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for oil and gas and a variety of additional factors that are beyond SRH's control. These factors include the level of consumer demand, weather conditions, domestic and foreign governmental regulations, market uncertainty, the price and availability of alternative fuels, political conditions in the Middle East, foreign imports and overall economic conditions. It is impossible for SRH to predict future oil and gas prices with any certainty. In order to reduce the Company's exposure to oil and gas price risks, from time to time the Company enters into commodity price derivative contracts to hedge commodity price risks.

     As of December 31, 1999, the Company's primary risk exposures associated with financial instruments to which it is a party include natural gas and crude oil price volatility and interest rate volatility. The Company's primary risk exposures associated with financial instruments have not changed significantly since December 31, 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                Index to Consolidated Financial Statements

                                                              Page
                                                             -----

Consolidated Financial Statements of Southwest Royalties
  Holdings, Inc. and Subsidiaries
Independent Auditors' Report                                   42
Consolidated Balance Sheets as of December 31, 1999 and 1998          43
Consolidated Statements of Operations for the Years Ended
  December 31, 1999, 1998 and 1997                             45
Consolidated Statements of Stockholders' Equity for the Years
  Ended December 31, 1999, 1998 and 1997                       47
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999, 1998 and 1997                             48
Notes to Consolidated Financial Statements                     50

                       INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Southwest Royalties Holdings, Inc.:


     We have audited the accompanying consolidated balance sheets of Southwest Royalties Holdings, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southwest Royalties Holdings, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.






                                     KPMG LLP

Midland, Texas
March 15, 1999

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                              (in thousands)

                                                        December 31,
                                                  ------------------------
ASSETS                                                1999      1998
----------------------------------------------------------     -----  -----
Current assets
  Cash and cash equivalents                         $ 16,983  $ 13,801
  Restricted cash                                     10,003     5,050
  Accounts receivable, net of allowance of
   $440 and $342, respectively                         7,134     5,248
  Receivables from related parties                       836     1,594
  Other current assets                                 1,179     1,624
                                                     -------   -------
     Total current assets                             36,135    27,317
                                                     -------   -------

Oil and gas properties, using the full cost
 method of accounting
  Proved                                             193,319   194,096
  Unproved                                             2,059     3,230
                                                     -------   -------
                                                     195,378   197,326
  Less accumulated depletion, depreciation
   and amortization                                  126,742   121,841
                                                     -------   -------
     Oil and gas properties, net                      68,636    75,485
                                                     -------   -------
Rental property, net                                 128,685   132,120
                                                     -------   -------
Rental property - construction in progress             3,984         -
                                                     -------   -------
Other property and equipment, net                      4,841     5,888
                                                     -------   -------
Other assets
    Equity   investment   in  subsidiary  and   partnerships              -
931
  Real estate investments                              3,644     4,019
  Deferred debt costs, net of accumulated
    amortization  of  $5,681  and  $3,136,  respectively             13,816
8,725
  Noncompete covenants, net of accumulated
   amortization of $563 and $269, respectively         1,041     1,335
  Other, net                                           1,385     1,730
                                                     -------   -------
  Total other assets                                  19,886    16,740
                                                     -------   -------
Total assets                                        $262,167  $257,550
                                                     =======   =======
                                                           (continued)








           The accompanying notes are an integral part of these consolidated financial statements.

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                   (in thousands, except per share data)

                                                        December 31,
LIABILITIES, MINORITY INTEREST, REDEEMABLE        ------------------------
 COMMON STOCK AND STOCKHOLDERS' EQUITY                1999      1998
----------------------------------------------------------     -----  -----
Current liabilities
  Current maturities of long-term debt              $ 40,277  $ 12,716
  Accounts payable                                     6,011     7,116
  Accounts payable to related parties                    867       173
  Accrued expenses                                    10,670     9,737
                                                     -------   -------
     Total current liabilities                        57,825    29,742
                                                     -------   -------
Long-term debt                                       306,806   322,368
                                                     -------   -------
Other long-term liabilities                            1,220     1,797
                                                     -------   -------
Minority interest                                          8       206
                                                     -------   -------
Redeemable common stock of subsidiary                  1,228     2,979
                                                     -------   -------
Redeemable common stock                                8,290     8,290
                                                     -------   -------
Stockholders' equity
  Preferred stock - $1 par value; 5,000,000 shares
  authorized; none issued                                  -         -
  Common stock - $.10 par value; 5,000,000 shares
   authorized; 1,161,037 issued at December 31, 1999
   and 1998                                              116       116
  Additional paid-in capital                           2,196     2,196
  Accumulated deficit                               (110,784) (105,375)
   Note  receivable  from  an officer and  stockholder              (1,648)
(1,679)
  Less:  treasury stock - at cost; 214,215 shares at
   December 31, 1999 and 1998                        (3,090)   (3,090)
                                                     -------   -------
     Total stockholders' deficit                    (113,210) (107,832)
                                                     -------   -------
Total liabilities, minority interest, redeemable
  common stock and stockholders' equity             $262,167  $257,550
                                                     =======   =======















           The accompanying notes are an integral part of these consolidated financial statements.

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                   (in thousands, except per share data)

                                        For the years ended December 31,
                                       ----------------------------------
                                           1999       1998      1997
                                          -----      -----     -----
Operating revenues
  Oil and gas                           $ 31,425   $  32,467 $  38,500
  Well servicing, including related party
     revenues of $0, $0 and $8,
     respectively                              -           -     7,789
  Real estate                             31,301      25,650     9,338
  Other                                    1,206       1,392     1,227
                                        ---------  ---------  ---------
  Total operating revenues                63,932      59,509    56,854
                                        ---------  ---------  ---------
Operating expenses
  Oil and gas production                  10,833      18,395    18,500
  Well servicing                               -           -     5,600
  Real estate                             18,374      13,242     4,138
  General and administrative, net of
     related party management and
     administrative fees of $3,515, $3,789
     and $3,538, respectively              3,109       4,450     5,745
   Depreciation,  depletion  and amortization              9,987     19,240
15,034
   Impairment  of  oil  and gas  properties              -           64,000
-
  Other                                      798       1,235     1,342
                                        ---------  ---------  ---------
  Total operating expenses                43,101     120,562    50,359
                                        ---------  ---------  ---------
Operating income (loss)                   20,831    (61,053)     6,495
                                        ---------  ---------  ---------
Other income (expense)
  Interest and dividend income               954       1,478     1,002
  Interest expense                      (41,910)    (36,490)  (18,894)
  Other                                      952         370       145
                                        ---------  ---------  ---------
                                        (40,004)    (34,642)  (17,747)
                                        ---------  ---------  ---------
                                                           (continued)

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                   (in thousands, except per share data)

                                        For the years ended December 31,
                                       ----------------------------------
                                           1999       1998      1997
                                          -----      -----     -----

Loss before income taxes, minority
  interest, equity loss and extraordinary
  item                                  (19,173)    (95,695)  (11,252)
  Income tax benefit                           -       2,348     2,641
                                        ---------  ---------  ---------
Loss before minority interest,
  equity loss and extraordinary item    (19,173)    (93,347)   (8,611)
  Minority interest in subsidiaries,
   net of tax                              1,820         913       430
  Equity loss in subsidiary and
   partnerships, net of tax                (931)     (3,620)     (203)
                                        ---------  ---------  ---------
Loss before extraordinary item          (18,284)    (96,054)   (8,384)
  Extraordinary gain (loss) from early
     extinguishment  of  debt,  net  of   tax                12,875       -
(3,109)
                                        ---------  ---------  ---------
Net Loss                                $(5,409)   $(96,054) $(11,493)
                                        =========  =========  =========
Loss per common share
  Loss per common share before
   extraordinary item                   $ (17.00)  $ (89.28) $  (7.78)
  Extraordinary gain (loss) from early
     extinguishment  of  debt,  net  of   tax                11.97        -
(2.88)
                                        ---------  ---------  ---------
Loss per common share                   $  (5.03)  $ (89.28) $ (10.66)
                                        =========  =========  =========
Weighted average shares outstanding     1,075,868  1,075,868  1,077,808
                                        =========  =========  =========





















           The accompanying notes are an integral part of these consolidated financial statements

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

           For the years ended December 31, 1999, 1998 and 1997

                     (in thousands, except share data)

                                                     Note
                    Common StockAdditional        ReceivableTreasury Stock
                   --------------Paid-InAccumulated  from   ---------------
                    Shares AmountCapital  DeficitStockholderShares  Amount
                   ------- -------------  ---------------------------------
-
Balance -
  January 1, 19971,160,537 $116   $2,196  $ 2,172  $(1,735)204,575 $(2,508)

Stock option exercised 500    -        -        -       -       -       -
Payments received on
  note receivable        -    -        -        -      28       -       -
Purchase  of treasury stock -      -       -        -             -   9,640
(582)
Net loss                 -    -        -  (11,493)      -       -       -
                 --------- ----    -----  -------  ------ -------  ------
Balance -
   December 31, 19971,161,037      116     2,196    (9,321)         (1,707)
214,215                    (3,090)

Payments received on
  note receivable        -    -        -        -      28       -       -
Net loss                 -    -        -  (96,054)      -       -       -
                 --------- ----    -----  -------  ------ -------  ------
Balance -
   December 31, 19981,161,037      116     2,196    (105,375)       (1,679)
214,215                    (3,090)

Payments received on
  note receivable        -    -        -        -      31       -       -
Net loss                 -    -        -  (5,409)       -       -       -
                 --------- ----    -----  -------  ------ -------  ------
Balance -
   December 31, 19991,161,037  $   116  $  2,196 $  (110,784)    $  (1,648)
214,215                  $ (3,090)
                 ========= ====    =====  =======  ====== =======  ======

























           The accompanying notes are an integral part of these consolidated financial statements.

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (in thousands)

                                         For the years ended December 31,
                                        ----------------------------------
                                             1999      1998      1997
                                            -----     -----     -----
Cash flows from operating activities
  Net loss                               $ (5,409)  $(96,054)  $(11,493)
  Adjustments to reconcile net
   loss to net cash provided by (used in)
   operating activities:
   Depreciation,  depletion  and amortization               9,987    19,240
15,034
   Impairment  of  oil  and gas properties               -           64,000
-
  Noncash interest expense                   6,344      2,963    1,311
  Extraordinary (gain) loss from early
   extinguishment of debt                 (12,875)          -    1,411
  Gain (Loss) on sale of assets              (167)      (275)       84
  Equity in loss of subsidiary and
   partnerships                                187      3,620      203
  Impairment of equity investment              744          -        -
  Other noncash items                          329          3    (176)
  Amortization of lease commissions            525        184        -
  Bad debt expense                             438        501      241
  Deferred income taxes                          -    (2,348)  (2,606)
   Minority  interest  in loss of subsidiary              (1,820)     (913)
(430)
  Changes in operating assets and liabilities-
   Accounts receivable                     (1,704)      3,709  (6,029)
   Other current assets                         60      (226)    (594)
   Deferred lease costs                      (398)      (773)    (402)
     Accounts  payable  and  accrued  expenses             (512)        166
6,612
   Accrued interest payable                  (853)        227    2,898
   Income taxes payable                          -          -     (30)
  Change in restricted cash                (5,284)          -        -
                                           -------    -------  -------
Net cash provided by (used in) operating
  activities                              (10,408)    (5,976)    6,034
                                           -------    -------  -------
Cash flows from investing activities
   Proceeds  from  sale  of  oil and gas properties       5,575       5,706
1,538
  Purchase of oil and gas properties       (3,688)   (10,046)  (103,205)
  Purchase of other property and equipment
   and rental property                     (3,277)   (54,462)  (61,645)
  Purchase of other assets                   (733)      (712)  (3,121)
  Purchase of noncompete covenants               -    (1,604)        -
    Increase   in  construction  in  progress                (3,984)      -
-
  Proceeds from sale of other assets           515      1,317      219
  Proceeds from sale of other property,
   equipment and rental property             3,446         50      209
  Purchase of real estate investments            -      (333)     (91)
   Proceeds  from  sale  of  real  estate  investment       660         765
-
  Change in restricted cash                    331      3,014  (8,064)
  Other                                         31         22      258
                                           -------    -------  -------
Net cash used in investing activities      (1,124)   (56,283)  (173,902)
                                           -------    -------  -------
                                                           (continued)

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                              (in thousands)

                                         For the years ended December 31,
                                        ----------------------------------
                                             1999      1998      1997
                                            -----     -----     -----
Cash flows from financing activities
  Proceeds from borrowings                 144,740     54,589  309,870
  Payments on debt                       (120,388)    (3,877)  (113,381)
   Decrease  in  other long-term liabilities                 (52)      (12)
(1,325)
   Cash  received  on subscriptions receivable                  -         -
2,807
  Purchase of treasury stock                     -          -    (582)
  Deferred debt costs                      (8,546)    (1,576)  (9,842)
  Issuance of redeemable common stock, net
  of issue costs                                 -          -       32
  Net proceeds from sale of subsidiaries
   common stock                                  -          -    1,007
  Prepayment penalty on early
   extinguishment of debt                    (887)          -    (341)
   Dividends  paid  to minority interest owners             (121)     (120)
(122)
   Purchase  of  minority interest in subsidiary                -     (309)
-
   Purchase  of  treasury stock by subsidiary                (32)         -
(1,174)
                                           -------    -------  -------
Net  cash  provided  by financing activities               14,714    48,695
186,949
                                           -------    -------  -------
Net increase (decrease) in unrestricted
  cash and cash equivalents                  3,182   (13,564)   19,081
  Unrestricted cash and cash equivalents -
  beginning of period                       13,801     27,365    8,284
                                           -------    -------  -------
Unrestricted cash and cash equivalents -
  end of period                          $  16,983  $  13,801  $27,365
                                           =======    =======  =======
Supplemental disclosures of cash flow
 information
  Interest paid                          $  36,419  $  31,695  $14,802




















           The accompanying notes are and integral part of these consolidated financial statements.

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Summary of Significant Accounting Policies

Business

     Southwest Royalties Holdings, Inc. ("SRH"), a Delaware corporation was formed in June 1997 to serve as a holding company for Southwest Royalties Inc. ("Southwest"), Sierra Well Service Inc. ("Sierra") and Midland Red Oak Realty, Inc. ("Red Oak") (collectively, the "Company"). Each shareholder of Southwest was issued one share in SRH for each share of Southwest stock held. Prior to the formation of SRH, Red Oak and Sierra were subsidiaries of Southwest. Southwest paid a dividend of the shares it owned in Red Oak and Sierra to SRH. After the formation of SRH, Southwest and Red Oak became subsidiaries of SRH and, as of July 1, 1997, Sierra was deconsolidated.

     Southwest is principally involved in the business of oil and gas development and production, as well as organizing and serving as managing general partner for various public and private limited partnerships engaged in oil and gas acquisitions, exploration, development and production. Southwest is also the general partner of Southwest Partners II and III, which own common stock in Sierra. Southwest sells its oil and gas production to a variety of purchasers, with the prices it receives being dependent upon the oil and gas commodity prices. Red Oak is principally involved in real estate investment and development. Sierra is principally involved in the business of oil and gas well services.

Principles of Consolidation

     The consolidated financial statements include the accounts of SRH and its subsidiaries. As of December 31, 1999 and 1998, the Company owned approximately 81% of Red Oak, 39% of Sierra, 100% of Blue Heel, 99% of MSS and 100% and 98%, respectively, of TPI. Blue Heel, MSS and TPI are subsidiaries of Southwest. Effective July 1, 1997, Sierra was deconsolidated and is accounted for using the equity method (see Note 4). Effective November 1999, TPI was liquidated. The consolidated financial statements include the Company's proportionate share of the assets, liabilities, income and expenses of oil and gas limited partnerships for which it serves as managing general partner. The Company accounts for its investments in Southwest Partners II and III using the equity method, as the Company exercises significant influence over the operations of these partnerships. All significant intercompany transactions have been eliminated.

Estimates and Uncertainties

     Preparation of the accompanying consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. In addition, the Company maintains its excess cash in several interest bearing accounts in various financial institutions.

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Restricted Cash

     Restricted cash represents amounts required to be reserved in separate accounts by financial lenders. The interest sinking fund is cash set aside to pay interest on the 10.5% Senior Notes.

     Restricted cash accounts have been established for the following purposes (in thousands):
                                                          1999     1998
                                                          ----     ----
     Cash bonds                                        $    35        -
     Certificate of Deposits                               112      105
     Tenant security deposits                              512      412
     Interest reserves                                       -      707
     Capital expenditures account                          552    1,229
     Tax and insurance reserve                           2,465    1,009
     Tenant bankruptcy reserve                               -      767
     Lockbox                                               439      217
     Customer service reserve                               10       10
     Escrow fund                                           627      594
     Interest sinking fund                               5,251        -
                                                        ------    -----
                                                       $10,003    5,050
                                                        ======    =====
Real Estate Revenue Recognition

     The Company leases offices and retail shopping centers under noncancelable operating leases. The Company reports base rental revenue for financial statement purposes straight-line over the terms of the respective leases. Accrued straight-line rents represent the amount that straight-line rental revenue exceeds rents collected in accordance with the lease agreements. Management, considering current information and events regarding the tenants' ability to fulfill their lease obligations, considers accrued straight-line rents to be impaired if it is probable that the Company will be unable to collect all rents due according to the contractual lease terms. If accrued straight-line rents associated with a tenant are considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows. Impairment losses, if any, are recorded through a loss on the write-off of assets. Cash receipts on impaired accrued straight-line rents are applied to reduce the remaining outstanding balance and as rental revenue, thereafter.

     Some leases provide for percentage rents based on the tenant's revenue. Percentage rents are accrued monthly based on prior experience or current tenant financial information. Some leases require tenants to reimburse the Company for certain expenses of operating the property.

Concentrations of Credit Risk

     The Company is subject to credit risk through oil and gas trade receivables and real estate lease receivables. Although a substantial portion of its customers' ability to pay is dependent upon conditions in the oil and gas industry as well as general economic conditions, credit risk is reduced due to a large customer base.

Commodity Hedging and Derivative Financial Instruments

     The Company has only limited involvement with derivative financial instruments and generally does not use them for trading purposes. They are used to manage commodity price risks. The Company is exposed to credit losses in the event of nonperformance by the counter-parties to its commodity hedges. The Company anticipates, however, that such counter-parties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of the counter-parties.

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     The derivative financial instruments that the Company accounts for as hedging contracts must meet the following criteria: the underlying asset must expose the Company to price risk that is not offset in another asset or liability, the hedging contract must reduce that price risk, and the instrument must be designated as a hedge at the inception of the contract and throughout the contract period. In order to qualify as a hedge, there must be clear correlation between changes in the fair value of the financial instrument and the fair value of the underlying asset such that changes in the market value of the financial instrument will be offset by the effect of price changes on the exposed items.

     Premiums paid for commodity option contracts which qualify as hedges are amortized to oil and gas sales over the term of the agreements. Unamortized premiums are included in other assets in the consolidated balance sheet. Amounts receivable or payable under the commodity option contracts are accrued as an increase or decrease in oil and gas sales for the applicable periods.

Oil and Gas Properties

     All of the Company's oil and gas properties are located in the United States and are accounted for at cost under the full cost method. Under this method, all productive and nonproductive costs incurred in connection with the acquisition, exploration and development of oil and gas reserves are capitalized. No gain or loss is recognized on the sale of oil and gas properties unless nonrecognition would significantly alter the relationship between capitalized costs and remaining proved reserves for the affected amortization base. When gain or loss is not recognized, the amortization base is reduced by the amount of sales proceeds.

     Net capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized using the units of revenue method, whereby the provision is computed on the basis of current gross revenues from production in relation to future gross revenues, based on current prices, from estimated production of proved oil and gas reserves. Should the net capitalized costs net of related deferred income taxes exceed the estimated present value of oil and gas reserves discounted at 10% and adjusted for related income taxes, such excess costs would be charged to expense in the Consolidated Statements of Operations. As of December 31, 1999, no write down of the capitalized costs of oil and gas properties was deemed necessary. As of December 31, 1998, the net capitalized cost exceeded the estimated present value of oil and gas reserves resulting in a noncash charge of $64.0 million. Once incurred, a writedown of oil and gas properties is not reversible at a later date, even if oil or natural gas prices increase.

     It is reasonably possible that the estimates of anticipated future gross revenues, the remaining estimated economic life of the product, or both could change significantly in the near term due to the fluctuation of oil and gas prices or production. Depletion estimates would also be affected by such changes.

Property and Equipment

     Rental property and other property and equipment is stated at cost. Repairs and maintenance are charged to expense as incurred, with additions and improvements being capitalized. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in the Consolidated Statements of Operations.

     Depreciation is provided on the straight-line method based on the estimated useful lives of the depreciable assets as follows:

     Building and improvements                    20 to 30 years
     Rental property and improvements             5 to 30 years
     Leasehold improvements                       2 to 10 years
     Machinery and equipment                      3 to 5 years
     Furniture and fixtures                       3 to 5 years
     Equipment under capital lease                3 to 5 years

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Rental Property - Construction in Progress

     All costs associated with construction in progress are capitalized and subject to depreciation when each project is completed. Interest is capitalized for construction in progress. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the assets useful life. In 1999 and 1998, no interest costs were capitalized.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

     In accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company reviews its long-lived assets, excluding oil and gas properties accounted for using the full cost method of accounting, and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In this circumstance, the Company recognizes an impairment loss for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

Deferred Debt Costs
     The Company capitalizes certain costs incurred in connection with issuing debt. These costs are being amortized to interest expense on the straight-line method over the term of the related debt.

Gas Balancing

     The Company utilizes the sales method of accounting for over or under deliveries of natural gas. Under this method, the Company recognizes sales revenue on all natural gas sold. As of December 31, 1999, 1998 and 1997, the Company was underproduced by approximately 587 MMcf, 620 MMcf and 697 MMcf, respectively.

Income Taxes

     Deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced, if necessary, by a valuation allowance for the amount of tax benefits that may not be realized.

     SRH and its eligible subsidiaries file a consolidated U.S. federal income tax return. Sierra (through June 30, 1997) and Red Oak are consolidated for financial reporting purposes, but beginning January 1, 1996, were not eligible to be included in the consolidated U.S. federal income tax return. Separate provisions for income taxes have been determined for these entities.

Reclassifications

     Certain reclassifications have been made to the 1998 and 1997 amounts to conform to the 1999 presentation.

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Derivative Instruments and Hedging Activities

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which established standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It establishes conditions under which a derivative may be designated as a hedge, and establishes standards for reporting changes in the fair value of a derivative. SFAS 133, as amended by SFAS 137, is required to be implemented for all fiscal quarters of all fiscal years beginning after June 15, 2000. Early adoption is permitted.

Income (loss) per share

     Basic net income (loss) per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The computation of diluted net income
(loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. For 1999, 1998 and 1997, the computation of diluted net loss per share was antidilutive; therefore, the amounts reported for basic and diluted net income (loss) per share were the same.

Noncompete covenants

     Noncompete   covenants   are   carried  at   cost   less   accumulated
amortization.   The  covenants are being amortized over  their  contractual lives, generally three to five years.

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

2.   Liquidity

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     SRH has a highly leveraged capital structure with, approximately, $30.8 million of cash interest and $40.3 million of principal due at December 31, 1999. Subsequent to year end, SRH drew down the remaining $15.0 million on the Revolving Loan Facility. As a result, $32.1 million of cash interest payments and $55.3 million of principal will be due in 2000 (See Note 18). Due to severely depressed commodity prices experienced throughout 1998 and into the first half of 1999, and lagging rental property utilization, SRH is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. Management is currently in the process of renegotiating the terms of SRH's various obligations with its note holders and/or attempting to seek new lenders or equity investors. Additionally, management would consider disposing of certain assets in order to meet its obligations.

     There can be no assurance that SRH's debt restructuring efforts will be successful or that the note holders will agree to a course of action consistent with SRH's requirements in restructuring the obligations. Even if such agreement is reached, it may require approval of additional note holders, or possibly, agreements of other creditors of SRH, none of which is assured. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to SRH. Under current circumstances, SRH's ability to continue as a going concern depends upon its ability to (1) successfully restructure its Revolving Loan Facility, the 10.5% Senior Notes and other obligations or obtain additional financing as may be required, (2) maintain compliance with all debt covenants, (3) generate sufficient cash flow to meet its obligations on a timely basis, and (4) achieve satisfactory levels of future earnings. If SRH is unsuccessful in its efforts, it may be unable to meet its obligations on the Revolving Loan Facility, the 10.5% Senior Notes, as well as other obligations, making it necessary to undertake such other actions as may be appropriate to preserve asset values.

3. Subsidiaries, Acquisitions and Dispositions

     During 1994, Red Oak sold 62,384 shares of redeemable common stock for approximately $1,560,000 million through a private placement offering. During 1995, Red Oak sold an additional 39,616 shares of redeemable common stock for approximately $990,000 and 34,611 shares of its Series A cumulative convertible preferred stock, for approximately $1,731,000. The redeemable common stock is redeemable at the stockholder's option at a price equal to the purchase price plus a 6% annual return computed on a cumulative, but not compounded basis. Redemptions are to be paid out of future earnings of Red Oak. If there are no future earnings, redemptions will be paid out of additional paid-in capital. The redemption rights expired on 58,384 of the redeemable common shares on December 1, 1999. The remaining shares' redemption rights will expire in March through June of 2000.

     On September 26, 1996, Red Oak formed a subsidiary with an unrelated third party. On October 15, 1996, the subsidiary acquired three shopping centers for a total purchase price of $12.5 million. The transaction was funded through a $2.3 million contribution from Red Oak and a $1.2 million contribution from the unrelated third party. In April 1997 Red Oak purchased the interest of the unrelated third party and merged the subsidiary into Red Oak.

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     On October 14, 1997, Southwest acquired various working interests in 431 producing oil and gas wells, located in seven oil and gas fields in the Permian Basin of West Texas and southeastern New Mexico for $72.3 million. Southwest operates 133 of these wells. Southwest funded this acquisition through the issuance of 10.5% Senior Notes (see Note 7). The results of operations of the properties acquired are included in the Consolidated Statement of Operations beginning October 14, 1997.

     In 1997, Red Oak acquired five shopping centers and two office buildings in Texas, Oklahoma and Arizona for a total cost of $50.9 million. The transactions were accounted for using the purchase method. The results of operations of the properties acquired are included in the Consolidated Statements of Operations as of the close of each acquisition.

     In June 1998, Red Oak acquired a retail shopping center in Texas for $13.5 million. The acquisition was financed by the variable note payable due July 2001 described in Note 7. The operations of the retail shopping center from the date of acquisition through December 31, 1998 have been included in the Consolidated Statement of Operations for the year ended December 31, 1998.

     In December 1998, Red Oak acquired a retail shopping center in Texas for $21.0 million. The acquisition was financed by the variable note payable due December 2001 described in Note 7. The operations of the retail shopping center from the date of acquisition through December 31, 1998 have been included in the Consolidated Statement of Operations for the year ended December 31, 1998.

4.  Equity Investment in Subsidiary and Partnerships

     As of December 31, 1999, the investment in subsidiary held by the Company consists of a 28% direct ownership interest in Sierra as well as an additional 11% indirect interest the Company obtained through limited partnerships, Southwest Partners II and Southwest Partners III, for which Southwest serves as the managing general partner. The investment is accounted for using the equity method. A Financial Institution owns preferred stock in Sierra, which can be converted to common stock at the Financial Institutions option. If the Financial Institution elects to convert its preferred stock to common stock, the Companys direct ownership would decrease to 20% and its indirect ownership would decrease to 7%. Effective July 1, 1997, Southwest Partner III purchased additional shares of Sierra stock, decreasing Southwest's total direct and indirect ownership percentage below 50%. Therefore, with the change of Southwest's ownership percentage from a majority to a minority interest, Sierra was deconsolidated. The deconsolidation of Sierra required an adjustment to the investment account to reflect the change in accounting from the consolidation method to the equity method.

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     Pertinent financial information for Sierra Well Service, Inc. as of December 31, 1999 and 1998 and for the years ended December 31, 1999 and 1998 and for the six months ended December 31, 1997 is as follows (in thousands):

                                               December 31,  December 31,
                                                   1999          1998
                                                   ----          ----
  Balance Sheets
     Assets                                    $  53,327    $   46,861
                                                  ======        ======
     Liabilities                               $  58,263    $   59,891
     Stockholders' deficit                       (4,936)      (13,030)
                                                  ------        ------
     Total  liabilities  and stockholders'  deficit             $    53,327
$    46,861
                                                  ======        ======

                                 For the year  For the year  Six months
                                    ended         ended        ended
                                 December 31,  December 31, December 31,
                                     1999          1998         1997
                                     ----          ----         ----
  Statements of Operations
    Revenues                   $   37,331     $  45,319      $ 18,370
    Expenses                       50,732        50,944        19,163
     Impairment  of  long lived  assets                    -         22,671
-
                                   ------        ------        ------
      Net Income/(Loss)          (13,401)      (28,296)         (793)
                                   ======        ======        ======
  Company's share of net loss  $    (931)     $ (3,620)      $  (203)
                                   ======        ======        ======

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

5.  Property and Equipment

  Property and equipment, including rental property and other, consists of the following (in thousands):
                                                 Years Ended December 31,
                                                 ------------------------
                                                       1999      1998
                                                      -----     -----

     Land                                           $  2,352  $  2,287
     Building and improvements                         1,051     1,419
     Machinery and equipment                           2,896     3,048
     Furniture and fixtures                            1,536     2,367
     Equipment under capital lease                        56        93
     Rental property                                 137,535   137,059
                                                     -------    ------
                                                     145,426   146,273
     Less accumulated depreciation                    11,900     8,265
                                                     -------    ------
                                                    $133,526  $138,008
                                                     =======    ======
6.  Future Lease Receivables

     Red Oak leases office and retail shopping centers under noncancelable operating leases that expire at various dates through 2035. The following is a summary of minimum future rentals expected to be received under noncancelable operating leases as of December 31, 1999 (in thousands):

     2000                                           $ 19,407
     2001                                             15,279
     2002                                             12,145
     2003                                              9,207
     2004                                              6,886
     Thereafter                                       24,262
                                                      ------
                                                    $ 87,186
                                                      ======

     The preceding future minimum rentals do not include percentage rents or reimbursements.

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

7.  Long-term Debt

     Long-term debt consists of the following (in thousands):
                                                       December 31,
                                                   -------------------
                                                       1999      1998
                                                      -----     -----
     10.5% Senior Notes, interest payable semi-annually due
      October 15, 2004, net of discount of $1,487 and $2,116,
      respectively                                  $160,598  $197,884
     13.5% Notes payable, due April 2000.  Cash interest of
      10.5% payable monthly with additional interest payable
      based on excess cash flow or through the issuance of
       additional  notes.  Collateralized by  real  estate.               -
72,273
     Revolving Loan Facility with variable rate interest,
      due December 2000.  Collateralized by oil and
      gas properties.                                 35,000         -
     Variable Rate Notes Payables:
     Notes payable due July 2001, accrued interest due and
      payable monthly at 7.1%, per annum with additional
      1% payable in cash or additional notes.
       Net  of  discount  of $944 and $1,611, respectively           15,883
13,891
     Notes payable due December 2001, accrued interest due and
      payable monthly at 7.1%, per annum with additional
      1.5% payable in cash or additional notes.
       Net  of  discount  of $2,556 and $3,889, respectively         25,298
21,806
     Notes payable due July 2002, interest at 8.5% minimum
      per annum, accrued interest due and payable monthly.
      Net of discount of $4,229, respectively        101,835         -
     Other                                             8,469    29,230
                                                     -------   -------
                                                     347,083   335,084
     Less current maturities                          40,277    12,716
                                                     -------   -------
                                                    $306,806  $322,368
                                                     =======   =======
10.5% Senior Notes

     In October 1997, the Company issued $200 million aggregate principal amount of 10.5% Senior Notes due October 15, 2004 (the "Notes"). The Notes were sold at a discount and interest is payable April 15 and October 15 of each year, commencing April 15, 1998. The Notes are general unsecured senior obligations of the Company and rank equally in right of payment with all other senior indebtedness of the Company and senior in right of payment of all existing future subordinated indebtedness of the issuer. Net proceeds from the issuance of the Notes were used primarily to repay existing debt of approximately $84 million, purchase oil and gas properties for approximately $72 million, purchase additional stock in Red Oak for approximately $10 million, invest $1.7 million in an affiliate, with the remaining balance used for working capital.

     The Indenture imposes certain limitations on the ability of the Company and its restricted subsidiaries to, among other things, incur additional indebtedness or issue disqualified capital stock, make payments in respect to capital stock, enter into transactions with affiliates, incur liens, sell assets, change the nature of its business, merge or consolidate with any other person and sell, lease, transfer or otherwise dispose of substantially all of its properties or assets. The indenture requires the issuer to repurchase notes under certain circumstances with the excess cash of certain asset sales. The limitations are subject to a number of important qualifications and exceptions. The issuer must report to the Trustee on compliance with such limitations on a quarterly basis.

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

13.5% Note Payable

     In April 1997 MRO Properties Inc. ("MROP"), a 100% owned subsidiary of Red Oak entered into a $42 million credit facility maturing in April 2000 with an institutional lender (the "MROP Facility"). The MROP Facility was executed in order to consolidate nine mortgage loans, originally incurred to complete the acquisition of certain Red Oak properties and to finance the acquisition of an additional real estate property. Borrowings under the facility bear interest at a rate of 13%, with 10% payable in cash and the remaining 3% payable in cash or additional notes. The facility contains a number of covenants that, among other things, restrict the ability of MROP to incur additional indebtedness and dispose of assets. The facility is secured by a first lien on substantially all of MROP's properties. In September 1997, the Company negotiated an additional $30.5 million in loan proceeds which was used to acquire a retail shopping center and office building in Oklahoma City, Oklahoma and a retail shopping center in San Antonio, Texas. The loan is collateralized by the properties purchased, and by properties contributed by Red Oak. This note was repaid with a portion of the proceeds from the June 1999 Variable Rate Note Payable.

Revolving Loan Facility

     In December 1999, Southwest entered into a Revolving Loan Facility with Bank One Texas, N.A., which provided a borrowing base of $50 million with a maturity date of December 29, 2000. Funds from the Revolving Loan Facility may be used for working capital and other general corporate purposes, including the repurchase of a portion of Southwest's outstanding 10.5% Senior Notes due 2004. Advances on the Revolving Loan Facility bear interest at the option of Southwest, based on the prime rate of Bank One Texas, N.A. (8.5% at December 31, 1999) plus one fourth of one percent (.25%), when the borrowing base usage is equal to or greater than 80% or zero percent (0%) when the borrowing base usage is less than 80% or, a Eurodollar rate (substantially equal to the London InterBank Offered Rate ("LIBOR")) plus 1.25% up to 2.0% based on the borrowing base usage percentage. The Revolving Loan Facility is secured by no less than 85% of Southwest's oil and gas properties. As of December 31, 1999, the company has drawn $35.0 million. The remaining $15.0 million was drawn in January 2000(See Note 18).

     The Revolving Loan Facility imposes certain limitations on the ability of Southwest to, among other things, incur additional indebtedness or issue disqualified capital stock, make payments in respect to capital stock, enter into transactions with affiliates, incur liens, sell assets, change the nature of its business, merge or consolidate with any other person and sell, lease, transfer or otherwise dispose of substantially all of its properties or assets. The Revolving Loan Facility required Southwest to establish a sinking fund account with an initial deposit of $3.5 million.
Southwest is to transfer monthly one-twelfth of the annual interest payments on the 10.5% Senior Notes beginning December 31, 1999 into this sinking fund account for the purpose of making interest payments on the 10.5% Senior Notes.

Variable Rate Notes Payable

     In June 1998, MRO N Cross, Inc., a wholly owned subsidiary of Red Oak negotiated two notes payable in the amount of $13.5 million, net of a $2 million discount, and $2.5 million. The $13.5 million note was used for the acquisition of rental property in the amount of $12.9 million with the remaining $600,000 to be used for capital improvements to the rental property purchased. The $2.5 million note is reserved for capital improvements to the rental property purchased of which $1.3 million has been utilized as of December 31, 1999. The notes are collateralized by the property purchased.

     In December 1998, MRO Commercial, Inc., a wholly owned subsidiary of Red Oak negotiated two notes payable in the amount of $21.7 million, net of a $4 million discount, and $9.7 million. The $21.7 million note was used for the acquisition of a retail shopping center and the funding of various escrow balances. The $9.7 million note is for capital improvements to the rental property purchased of which $1.9 million has been utilized as of December 31, 1999. The notes are collateralized by the property purchased.

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     In June 1999, MRO Southwest, Inc., a wholly owned subsidiary of Red Oak negotiated two notes payable in the amount of $97.5 million and $8.0 million, net of discounts of $5.3 million. Borrowings for both notes accrue interest in arrears at a rate per annum equal to the greater of 8.6% or LIBOR plus 360 basis points. The interest rate includes a servicing fee of
 .10%. Approximately $91.4 million of the $97.5 million note was used to retire existing debt on properties contributed to MRO Southwest by Red Oak, $1.5 million was deposited into various restricted cash accounts and the remaining proceeds were used for general corporate purposes. The $8.0 million  note  is  for  capital improvements to rental  property  and  $3.4
million  has  been  utilized  as  of December  31,  1999.   The  notes  are
collateralized by the properties owned by MRO Southwest. The notes impose certain restrictive covenants including restrictions on the incurrence of additional indebtedness, dissolution, termination or liquidation of all or substantially all of the assets, changes in the legal structure of the assets, making any loans or advances to any third party and commingling its assets with the assets of any of its affiliates or of any other person or entity.

Extinguishment of Debt

     In 1997, the Company repaid certain notes payable with proceeds from the 10.5% Senior Notes. The remaining unamortized deferred debt costs associated with these notes resulted in an extraordinary charge of $3,109,000, net of $1,241,000 of tax benefit, or $2.88 per share.

     In June 1999, MRO Southwest repaid certain notes payable with proceeds from the aforementioned Variable Note Payable issued in June of 1999. Prepayment penalties and the remaining unamortized deferred debt costs associated with these notes resulted in an extraordinary charge of, approximately, $1,598,000 or $(1.49) per share. Since there is no recorded income tax benefits on continuing operations there is no income tax benefits recorded on the extraordinary loss.

     In December of 1999, Southwest purchased approximately 19%, or approximately $37.9 million original face amount, of its 10.5% Senior Notes with the proceeds from the aforementioned Revolving Loan facility. Southwest paid approximately $22.0 million, including all fees, to purchase the 10.5% Senior Notes and wrote off approximately $349,000 of deferred loan issue costs and approximately $980,000 of the original issue discount to recognize a $14.5 million extraordinary gain on the purchase of the Notes. Southwest has not recorded any income tax benefits on continuing operations and therefore there is no income tax expense recognized on the extraordinary gain. The extraordinary gain per share is approximately $13.48. Southwest purchased an additional 19% or approximately $38.4 million original face amount of its 10.5% Senior Notes in January of 2000 (See Note 18).

     Aggregate maturities of all long-term debt as of December 31, 1999 are as follows (in thousands):

     2000                                           $ 40,277
     2001                                             41,412
     2002                                            101,926
     2003                                                391
     2004                                            160,680
     Thereafter                                        2,397
                                                     -------
                                                    $347,083
                                                     =======

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

8.  Income Taxes

     Income tax provision (benefit) and amounts separately allocated were as follows (in thousands):
                                                      December 31,
                                              ----------------------------
                                                 1999     1998     1997
                                                -----    -----    -----
     Loss before minority interest, equity loss
       and  extraordinary item                    $     -   $(2,348)      $
(2,641)
     Equity loss in subsidiary                        -       -    (106)
     Extraordinary  loss from early extinguishment              -         -
(1,241)
                                                 ------   ------   -----
                                                 $      -   $(2,348)      $
(3,988)
                                                 ======   ======   =====

     The U.S. Federal tax provision (benefit) attributable to loss before income taxes, minority interest and extraordinary item consists of the following (in thousands):
                                                      December 31,
                                              ----------------------------
                                                 1999     1998     1997
                                                -----    -----    -----
     Current                                    $     -  $    -   $ (35)
     Benefit   of   net  operating  loss  carryforward             (11,307)
(14,165)                                        (7,340)
     Deferred                                          9,266       (20,237)
3,341
     Valuation allowance                          2,041   32,054   1,393
                                                 ------   ------   -----
                                                $     -  $(2,348) $(2,641)
                                                 ======   ======   =====

     Reconciliation's between the amount determined by applying the U.S. federal statutory rate to loss before income taxes, minority interest and extraordinary item with the income tax provision (benefit) is as follows (in thousands):
                                                      December 31,
                                              ----------------------------
                                                 1999     1998     1997
                                                -----    -----    -----
     Computed "expected" tax expense using the
       U.S.  federal statutory rate               $(6,488) $(34,510)      $
(3,826)
     Reduction in available net operating loss
      carryforwards                               4,944       -        -
     Meals and entertainment                         16      16       16
     Change in valuation allowance                2,041   32,054   1,156
     Other                                        (513)      92       13
                                                 ------   ------   -----
     Provision (benefit) for income taxes       $     -  $(2,348) $(2,641)
                                                 ======   ======   =====

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows (in thousands):
                                                       December 31,
                                                   -------------------
                                                       1999      1998
   Deferred tax assets:                              -----     -----
     Net operating loss carry forwards              $ 28,226    21,862
     Alternative minimum tax credit carryforwards        170       170
     Receivables                                         278       152
     Oil and gas properties, principally due to differences in
      the tax and book basis and depletion methods and the
       deduction  of  intangible drilling costs for tax  purposes     2,356
7,833
     Equity investment in subsidiary                   1,081     1,103
     Other long term assets                            2,192     1,817
     Other long term liabilities                         286       463
     Covenant not to complete                             64        57
     Other                                               243        29
                                                      ------   -------
     Total gross deferred tax assets                  34,896    33,486
                                                      ------   -------
     Less valuation allowance                       (34,727)  (32,686)
                                                      ------   -------
     Total gross deferred tax assets                     169       800
                                                      ------   -------
  Deferred tax liabilities:
     Other property and equipment                      (158)     (663)
     Real estate investments                               -      (21)
     Accounts payable and accrued expenses              (11)       (7)
     Other                                                 -     (109)
                                                      ------   -------
     Total gross deferred tax liabilities              (169)     (800)
                                                      ------   -------
     Net deferred tax asset (liability)             $      -  $      -
                                                      ======   =======

     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Based on expectations for the future, management has determined that taxable income of Southwest will likely not be sufficient to fully utilize available carryforwards prior to their ultimate expiration. As such, Southwest has recorded a valuation allowance of $27,598,000 to reflect the realizability of its net deferred tax assets. The amount of the valuation allowance could be reduced if estimates of future taxable income during the carryforward period are increased.

     As   of   December   31,  1999,  Southwest  had  net  operating   loss
carryforwards for U.S. federal income tax purposes of approximately $65,180,000, which are available to offset future regular taxable income, if any. The net operating loss carryforwards expire in various periods from 2012 through 2017. Southwest has alternative minimum tax credit carryforwards totaling $170,000 to offset regular income tax, which have no scheduled expiration date.

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     Red Oak files an independent return exclusive of Southwest and has net operating loss carryforwards of $17,836,000 expiring in various periods through 2017. Based on expectations for the future, management has determined that taxable income of Southwest will likely not be sufficient to fully utilize available carryforwards prior to their ultimate expiration. Approximately $7,129,000 of the valuation allowance relates primarily to the uncertainty of the realizability of Red Oak's carryforwards, the amount of the valuation allowance could be reduced if estimates of future taxable income during the carryforward period are increased.

9.  Profit Sharing Plan

     On January 1, 1991, the Company adopted an employee profit sharing plan that is intended to provide participating employees with additional income upon retirement. Employees may contribute between 1% and 15% of their base salary up to a maximum of $10,000 for the years ended December 31, 1999 and 1998 and $9,500 for the year ended December 31, 1997. For the years ended December 31, 1999, 1998 and 1997, the Company matched 20% of the employees' contributions. For the year ended December 31, 2000, the Company will match 20% of the employees' contributions. For subsequent years, the Company will make contributions to the plan on a discretionary basis.

     Employee  contributions  are  fully vested  at  all  times.   Employer
contributions are fully vested upon retirement or after five years of service. For the years ended December 31, 1999, 1998 and 1997, the Company contributed approximately $72,000, $61,000 and $66,000, respectively, to the plan.

10.  Redeemable Common Stock

     In August 1996, the Company issued 129,046 shares of redeemable common stock through a private placement offering for $68 per share. The stock is redeemable at the stockholder's option at any time beginning five years from the issuance of the stock (December 31, 2001) at a purchase price determined as follows:

     (i) The Company shall review no less than five and no more than ten publicly traded oil and gas companies each with a market capitalization between $50 million and $150 million ("Public Company"). The Company shall determine the ratio of each Public Company's market capitalization to EBITDA for the most recent fiscal year. The Company shall then average such multiples and take this averaged multiple and apply it to the Company's EBITDA for the most recent fiscal year, to estimate a value for the Company's common stock.

     (ii) The Company will determine the multiple of the market capitalization of each Public Company relating to the present value of such Public Company's oil and gas reserves. Present value will be determined by discounting the expected net cash flow from the oil and gas reserves by 10%. The Company will then take the average multiple based on this methodology and apply it to the present value of the Company's oil and gas reserves discounted by 10% to determine a value for the expected net cash flow from the Company's common stock.

     The Company will then take the average of (i) and (ii) to determine the value of the Company's common stock. The redemption right terminates on the effective date of any registration statement filed with the Securities and Exchange Commission relative to the offer and sale of the Company's common stock to the public.

11.  Stockholders' Equity

     During 1994, the Company issued a 6% note to a stockholder. The note requires semi-monthly payments of $5,500 and is collateralized by the Company's common stock held by the stockholder.

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

12.  Commitments and Contingencies

     The  partnership  agreements relating to certain limited  partnerships for which Southwest serves as managing general partner provide for Southwest to offer to repurchase such limited partner units. Under the terms of three of the partnership agreements, Southwest is obligated to repurchase a maximum of $100,000 annually of the units of limited partnerships' interests originally outstanding. Under the terms of nine other partnership agreements, Southwest's obligation to repurchase units in any one year is limited to 10% of the capital contributed by all of the respective limited partners. The repurchase price is based on the discounted future revenues from oil and gas reserves of the respective partnership and the value of other partnership assets. Such amounts required for repurchase in connection with the acceptance by a portion of the limited partners is approximately $2,447,000 at December 31, 1999. The total amount of limited partner unit repurchases for the years ended December 31, 1999 and 1998 was approximately $71,000 and $287,000, respectively.

     The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a noncapital nature are expensed when environmental assessment and/or remediation is probable and the costs can be reasonably estimated.

     Management recognizes a financial exposure that may require future expenditures presently existing for oil and gas properties and other operations. Other long-term liabilities at December 31, 1999 includes $663,000 for estimated future remedial actions and cleanup costs. As of December 31, 1999, the Company has not been fined, cited or notified of any environmental violations which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil and gas industry. However, management does recognize that by the very nature of its business, significant costs could be incurred to bring the Company into total compliance. The amount of such future expenditures is not readily determinable due to several factors, including the unknown magnitude of possible contaminations, the unknown timing and extent of the corrective actions which may be required, the determination of the Company's liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnifications from prior owners of the Company's properties. It is reasonably possible this estimate could change materially in the near term.

     In the normal course of its business, the Company is subject to pending or threatened legal actions; in the opinion of management, any such matters will be resolved without material effect on the Company's operations, cash flow or financial position.

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

13.  Commodity Hedging and Derivative Financial Instruments

     The Company, from time to time, uses option contracts to mitigate the volatility of price changes on commodities the Company produces and sells as well as to lock in prices to protect the economics related to certain capital projects.

     On July 9, 1999, Southwest entered into a commodity swap agreement to hedge a portion of its crude oil sales. The agreement is for a notional amount of 1,000 BBls of oil a day with a strike price of $20.22, based on West Texas Intermediate - NYMEX. The contract is for the period August 1, 1999 through October 31, 1999. At the option of the counter-party the contract has been extended to January 31, 2000.

     On December 30, 1999, Southwest entered into a basket revenue protection agreement, which provides the Company with an oil and gas revenue floor. The contract is for the period January 1, 2000 through December 31, 2000. The agreement is to be calculated on a calendar year quarter as disclosed in the following table based on NYMEX Natural Gas and NYMEX Crude Oil:

            Notional Volumes              Strike Prices
       -------------------------  -----------------------------
           Crude      Natural        Crude    Natural              Minimum
         Oil (bbl)  Gas (MMBtu)       Oil       Gas       Boe      Revenue
         ---------- -----------      -----    -------     ----     --------
Quarter 1 269,254      976,676     $  21.12  $   1.91  $  28.76  $7,552,096
Quarter 2 263,058      910,325     $  18.80  $   1.92  $  26.56  $6,714,359
Quarter 3 257,206      857,728     $  18.00  $   1.97  $  25.88  $6,319,432
Quarter 4 251,914      813,400     $  18.00  $   2.20  $  26.80  $6,323,932

     Payments shall be made no later than five business days, after each quarterly floating price is determinable by NYMEX. The cost of the floor was approximately $638,000 and is amortized monthly as a reduction of oil and gas revenues.

14.  Related Party Transactions

     Southwest is the managing general partner for several public and private oil and gas limited partnerships, with an officer of Southwest also serving as a general partner for certain of the limited partnerships. As is usual in the oil and gas industry, the operator is paid an amount for administrative overhead attributable to operating such properties and management fees attributable to serving as managing general partner. As provided for in the partnership agreements, such amounts paid by the partnerships to Southwest approximated $3,515,000, $3,789,000 and $3,538,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Included in these amounts, an affiliate of Southwest paid management fees of approximately $136,000 and $147,000, for the years ended December 31, 1999 and 1998, and approximately $54,000, for the six months ended December 31, 1997. In addition, Southwest and certain officers and employees may have an interest in some of the partnership properties.

     An affiliate of the company performs various oilfield services for limited partnerships managed by Southwest. Such services aggregated $365,000, $115,000 and $155,000 for the years ended December 31, 1999, 1998 and 1997. The same affiliate performed services for Southwest that aggregated approximately $313,000 and $131,000, for the years ended December 31, 1999 and 1998 and approximately $47,000, for the six months ended December 31, 1997.

15.  Disclosures About Fair Value of Financial Instruments

     The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, other current assets and other current liabilities approximates fair value because of the short maturity of these instruments.

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     The fair value of the Company's 10.5% Senior Notes is estimated based on the quoted market price for the notes.
                                            1999               1998
                                           -----              -----
                                      Carrying  Fair    Carrying   Fair
                                       Amount  Value     Amount   Value
                                      -------  ------   -------   ------
     10.5% Senior notes, net discount of
      $1,487 and 2,116, respectively  $160,598  $89,935 $197,884  $79,154

     The fair value of all other long-term debt approximates the carrying amount as of December 31, 1999 and 1998, based on the borrowing rates currently estimated to be available to the Company for loans with similar terms.

     The  Company  purchased  the Basket Revenue  Protection  Agreement  on
December 31, 1999, and therefore deems the carrying value of $638,000 to equate to fair market value at December 31, 1999.

     The carrying amount of investment in subsidiary at December 31, 1999 is recorded at zero because the investor's proportionate share of the investee's net loss exceeded the original investment. The fair value of
SRH's investment in Sierra is undeterminable at December 31, 1999, as Sierra is highly leveraged and is not publicly traded. If Sierra subsequently begins to report net income, Southwest will resume applying the equity method only after its share of net income equals the share of net losses not recognized during the period the equity method is suspended.

16.  Lines of Business

     The Company operates in three major segments: Oil and Gas Activities (oil and gas acquisition, development, exploration and production, as well as organizing and serving as managing general partner for various public and private limited partnerships engaged in oil and gas development and
production),  Oil  and  Gas  Well  Servicing  (provides  well   completion,
recompletion and production equipment, transportation services, tank supply rental services and other support and well maintenance services to operating oil and gas companies) and Real Estate Investment and Management
(owns  and  manages  retail shopping centers and office buildings).   Other
items include eliminations, manufacturing, computer service and the holding
Company.   Effective July 1, 1997, Sierra, the oil and gas  well  servicing business, was deconsolidated, therefore only six months of income statement information is displayed in the tables and no balance sheet information is displayed as of December 31, 1998 (see Note 4.)
                                                 1999     1998     1997
                                                -----    -----    -----
                                                     (in thousands)
     Operating Revenue
      Oil and gas                               $31,998 $ 32,599  $38,662
      Well service                                    -        -    7,833
      Real estate                                31,301   25,650    9,338
      Other and eliminations                        633    1,260    1,021
                                                 ------   ------   ------
                                                $63,932 $ 59,509  $56,854
                                                 ======   ======   ======
     Operating profit (loss)
      Oil and gas                               $14,146 $(68,633) $ 3,654
      Well service                                    -        -      184
      Real estate                                 6,812    7,605    3,074
      Other and eliminations                      (127)     (25)    (417)
                                                 ------   ------   ------
                                                $20,831 $(61,053) $ 6,495
                                                 ======   ======   ======

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                 1999     1998     1997
                                                -----    -----    -----
                                                     (in thousands)
     Interest Expense
      Oil and gas                               $22,381 $ 22,536  $12,329
      Well Service                                    -        -      184
      Real Estate                                19,664   13,969    6,320
      Other and eliminations                      (135)     (15)       61
                                                 ------  -------  -------
                                                $41,910 $ 36,490  $18,894
                                                 ======  =======  =======
     Depreciation, depletion and amortization
      Oil and gas                               $ 5,392 $ 16,118  $12,803
      Well Service                                    -        -      747
      Real Estate                                 4,485    2,935    1,313
      Other and eliminations                        110      187      171
                                                -------  -------  -------
                                                $ 9,987 $ 19,240  $15,034
                                                =======  =======  =======
     Identifiable assets
       Oil  and gas                               $115,520       $  111,876
$     205,054
      Well service                                    -        -        -
      Real estate                               150,269  148,340   98,890
      Other and eliminations                    (3,622)  (2,666)    1,499
                                                -------  -------  -------
                                                 $262,167       $   257,550
$     305,443
                                                =======  =======  =======
     Capital expenditures
      Oil and gas properties                    $ 3,688 $ 10,046  $103,205
      Oil and gas, other                            233      618    1,135
      Real estate                                 6,723   53,411   53,626
      Other                                         306      433      236
                                                -------  -------  -------
                                                $10,950 $ 64,508  $158,202
                                                =======  =======  =======
17.  Condensed Issuer Financial Data

     Summarized consolidated financial information for Southwest is as follows (in thousands):
                                                      December 31,
                                           ---------------------------------
                                                 1999      1998     1997
                                                -----     -----    -----
     Consolidated Balance Sheet Data:
      Current assets                            $28,276 $ 20,486  $35,545
      Net property and equipment                 73,477   81,373  156,302
      Other assets, net                          10,814    8,417   11,789
                                                -------  -------  -------
                                                 $112,567       $   110,276
$     203,636
                                                =======  =======  =======
      Current liabilities                       $46,597 $ 12,299  $14,614
      Long-term debt                            161,553  199,058  198,938
      Other liabilities                             841    1,361    1,412
      Deferred income taxes                           -        -    2,522
      Minority interest                               8        7      202
      Stockholders deficit                      (96,432)          (102,449)
(14,052)
                                                -------  -------  -------
                                                 $112,567       $   110,276
$     203,636
                                                =======  =======  =======

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                     December 31,
                                          ---------------------------------
                                                1999      1998      1997
                                               -----     -----     -----
     Consolidated Cash Flow Data:
       Net cash provided by (used in) operating
        activities                         $ (8,412)   $(5,309)  $ 4,920
       Net cash provided by (used in) investing
        activities                             3,022   (5,803)   (104,912)
       Net cash provided by (used in) financing
        activities                             8,543     (770)   116,680
                                             -------   -------   -------
       Net increase (decrease) in unrestricted
        cash and cash equivalents          $   3,153   $(11,882) $16,688
                                             =======   =======   =======

     Consolidated Statement of Operations Data (in thousands):
                               SRH  SouthwestSierraRed Oak ElimConsolidated
                               ---- ---------------------------------------
For the year ended December 31, 1999:
   Operating revenues           $   - $32,637 $    - $31,301     $  (6)   $
63,932
  Depreciation, depletion
   and amortization                -  5,502       - 4,485      -  9,987
  Operating income (loss)       (55) 14,074       - 6,812      - 20,831
   Interest  expense                 - 22,382        -  19,664        (136)
41,910
  Loss before taxes, minority interest,
     equity  loss  and  extraordinary  item           (39)  (7,623)       -
(11,419)                       (92)  (19,173)
   Net  income  (loss)             (39)  5,986       -  (13,017)      1,661
(5,409)

For the year ended December 31, 1998:
   Operating revenues           $   - $33,879 $    - $25,650     $  20    $
59,509
  Depreciation, depletion
   and amortization                - 16,305       - 2,935      - 19,240
  Impairment of properties         - 64,000       -     -      - 64,000
    Operating  income  (loss)        (44)  (68,614)        -      7,605   -
(61,053)
    Interest  expense                  -  22,544        -  13,969        23
36,490
  Loss before taxes, minority interest,
     equity  loss  and  extraordinary  item           (28)  (89,769)      -
(5,806)                        92    (95,695)
   Net  loss                     (2,645)       (88,425)     -       (5,858)
(874)                          (96,054)

For the year ending December 31, 1997:
   Operating revenues           $   - $39,727 $7,833 $9,338      $  (44)  $
56,854
  Depreciation, depletion
   and amortization                - 12,974     747 1,313      - 15,034
  Operating income                 -  3,237     184 3,074      -  6,495
  Interest expense                 - 12,372     184 6,320     18 18,894
  Income (loss) before taxes, minority
   interest, equity loss and
    extraordinary item          15,249        (8,097)       (5)     (3,125)
(15,274)                       (11,252)
   Net  income (loss)            15,046        (7,733)      (4)     (3,987)
(14,815)                       (11,493)

18.  Subsequent Events

     In January of 2000, Southwest drew down the remaining $15.0 million on the Revolving Loan Facility and applied the proceeds towards the purchase of an additional 19% or approximately $38.4 million original face amount of its 10.5% Senior Notes. Southwest paid approximately $23.0 million, including all fees, to purchase the 10.5% Senior Notes and wrote off an additional $349,000 of deferred loan issue costs and an additional $980,000 of the original issue discount to recognize an additional $14.0 million extraordinary gain on the purchase of the notes. Southwest has not recorded any income tax benefits on the continuing operations and therefore there is no income tax expense recognized on the extraordinary gain.

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

19.   Supplemental  Financial  Data  - Oil  and  Gas  Producing  Activities
(unaudited):

     The following information is presented in accordance with Statement of Financial Accounting Standards No. 69, "Disclosure about Oil and Gas Producing Activities," (SFAS No. 69), except as noted.

Costs incurred in connection with oil and gas producing activities are as follows (in thousands):

                                      Years ended December 31,
                                  --------------------------------
                                       1999      1998      1997
                                      -----     -----     -----
     Acquisition of properties       $    417  $  1,315  $ 80,797
     Exploration costs                     76       834     2,769
     Development costs                  3,195     7,897    19,639
                                       ------    ------   -------
       Total costs incurred          $  3,688  $ 10,046  $103,205
                                       ======    ======   =======

Results of operations for oil and gas producing activities are as follows (in thousands):

                                      Years ended December 31,
                                  --------------------------------
                                       1999      1998      1997
                                      -----     -----     -----

     Revenues                        $ 31,425  $ 32,467  $ 38,500
                                       ------   -------    ------
     Production costs                  10,833    18,395    18,500
     Depletion                          4,901    15,601    12,419
     Impairment of oil and gas
      properties                            -    64,000         -
                                       ------   -------    ------
                                       15,691  (65,529)     7,581
     Income tax provision               5,335         -     2,578
                                      -------   -------    ------
     Results of operations from oil and
      gas producing activities
      (excluding corporate overhead)        $  10,356 $  (65,529)     $
5,003
                                      =======   =======    ======

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Reserve Quantity Information

     The estimates of the Company's proved oil and gas reserves, which are located in the United States, are based on evaluations reviewed by independent petroleum engineers. Reserves were estimated in accordance with guidelines established by the U. S. Securities and Exchange Commission and the Financial Accounting Standards Board, which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalations except by contractual arrangements. The reserve estimates at December 31, 1999 assume an average oil price of $23.90/Bbl (reflecting adjustments for oil quality and gathering and transportation costs) and an average gas price of $2.06/Mcf (reflecting adjustments for BTU content, gathering and transportation costs and gas processing and shrinkage).

     Oil  and  gas  reserve  quantity estimates  are  subject  to  numerous uncertainties inherent in the estimation of quantities of proved reserves and the projection of future rates of production and the timing of development expenditures. The accuracy of such estimates is a function of the quality of available data, engineering and geological interpretation and judgement. Results of subsequent drilling, testing and production may cause either upward or downward revision of previous estimates. Further, the volumes considered to be commercially recoverable fluctuate with the changes in prices and operating costs. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of currently producing oil and gas properties. Accordingly, these estimates are expected to change, as additional information becomes available in the future.

                                      Oil and   Natural  Barrels of
                                     Condensate   Gas  Oil Equivalent
                                      (MBbls)    (MMcf)    (Mboe)
                                       ------    ------   -------
    Total Proved Reserves:
     Balance, January 1, 1997          18,806    76,776    31,602
       Extensions and discoveries         474     1,230       679
       Purchase of minerals-in-place   16,419     7,274    17,631
       Sales of minerals-in-place        (83)      (91)      (98)
         Revisions   of   previous  estimates           (4,642)    (14,825)
(7,113)
       Production                     (1,308)   (5,639)   (2,248)
                                       ------    ------    ------
     Balance, December 31, 1997        29,666    64,725    40,453
       Extensions and discoveries          27     1,526       282
       Purchase of minerals-in-place      288       895       437
       Sales of minerals-in-place     (1,024)   (6,132)   (2,046)
         Revisions   of   previous  estimates           (6,324)       2,815
(5,855)
       Production                     (1,689)   (5,556)   (2,615)
                                       ------    ------    ------
     Balance, December 31, 1998        20,944    58,273    30,656
       Purchase of minerals-in-place      261     1,329       483
       Sales of minerals-in-place     (1,704)   (2,751)   (2,163)
       Revisions of previous estimates            6,633    12,855     8,776
       Production                     (1,306)   (4,627)   (2,077)
                                       ------    ------    ------
     Balance, December 31, 1999        24,828    65,079    35,675
                                       ======    ======    ======
    Total proved developed reserves
       January 1, 1997                 10,302    58,961    20,129
       December 31, 1997               18,472    46,585    26,236
       December 31, 1998               12,006    37,481    18,253
       December 31, 1999               16,618    43,023    23,789

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Standardized Measure of Discounted Future Net Cash Flows

     The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, discounted using a rate of 10% per year to reflect the estimated timing of the future cash flows.
Future income taxes are calculated by comparing discounted future cash flows to the tax basis of oil and gas properties plus available carryforwards and credits and applying the current tax rates to the difference.

     Discounted future cash flow estimates like those shown below  are  not intended  to  represent  estimates  of  the  fair  value  of  oil  and  gas properties. Estimates of fair value should also consider probable reserves, anticipated future oil and gas prices, interest rates, changes in development and production costs and risks associated with future production. Because of these and other considerations, any estimate of fair value is necessarily subjective and imprecise.

     During most of 1996 and 1997, the Company benefited from higher oil and gas prices as compared to previous years. However, during the fourth quarter of 1997 and the year 1998, oil prices began a downward trend that has continued throughout 1998 and the first half of 1999. A continuation of the oil price environment experienced throughout 1998 and the first half of 1999 will have an adverse affect on the Company's revenues and operating cash flow, and may result in a downward adjustment to the Company's current 2000 capital budget.

                                                  December 31,
                                    ---------------------------------------
                                           1999       1998       1997
                                          -----      -----      -----
                                                (in thousands)
     Future cash inflows              $ 727,615   $315,709   $ 620,418
     Future production and development
      costs                           (284,354)   (181,627)  (303,406)
                                       --------   --------    --------
     Future net cash flows before
      income taxes                      443,261    134,082     317,012
     Future income tax expense        (103,067)          -    (59,764)
                                       --------   --------    --------
     Future net cash flows              340,194    134,082     257,248
     10% annual discount for estimated
      timing of cash flows            (164,634)   (62,182)   (117,427)
                                       --------   --------    --------
     Standardized measure of discounted
      future net cash flows           $ 175,560   $ 71,900   $ 139,821
                                       ========   ========    ========

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     The principal sources of change in the standardized measure of discounted future net cash flows are as follows:

                                                  December 31,
                                    ---------------------------------------
                                           1999       1998       1997
                                          -----      -----      -----
                                                (in thousands)
Sales of oil and gas produced,
  net of production costs             $(20,592)   $(14,072)  $(20,000)
Net change in sales prices net of production
  costs                                 116,644   (76,234)   (119,553)
Extensions and discoveries, net of future
  production and development costs            -      1,195       3,540
Revisions to estimated future development
  costs                                 (4,059)      3,103     (4,833)
Purchases of minerals-in-place            1,866      1,334      80,690
Revisions  of  previous  quantity estimates             60,317     (18,054)
(37,403)
Accretion of discount                     7,190     17,230      25,217
Net change in income taxes             (53,188)     32,483      46,887
Sales of minerals-in-place              (5,685)    (5,899)       (384)
Changes in production rates, timing
  and other                               1,167    (9,007)    (12,881)
                                        -------    -------     -------
                                        103,660   (67,921)    (38,720)
Discounted future net cash flows -
  Beginning of period                    71,900    139,821     178,541
                                        -------    -------     -------

  End of period                       $ 175,560   $ 71,900   $ 139,821
                                        =======    =======     =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES


                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The directors and executive officers of SRH and Southwest are as follows:

   Name                   Age              Position
  -----                   ----            ---------
H.  H. Wommack, III        44          Chairman, President, Chief Executive
Officer and Director

H. Allen Corey            43          Secretary and Director

Bill  E.  Coggin            45          Vice President and Chief  Financial
Officer

J. Steven Person          41          Vice President, Marketing

Paul L. Morris            58          Director

     Set forth below is a description of the backgrounds of the directors and executive officers of SRH and Southwest.

     H. H. Wommack, III has served as Chairman of the Board, President, Chief Executive Officer and a director of SRH since it was formed in July 1997 and of Southwest since its founding in 1983. Mr. Wommack has served as a director of Red Oak since 1992. Prior to the formation of Southwest, Mr. Wommack was a self-employed independent oil and gas producer engaged in the purchase and sale of royalty and working interests in oil and gas leases and the drilling of wells.

     H. Allen Corey has served as Secretary and a director of SRH since it was formed in July 1997 and of Southwest since its founding in 1983. Mr. Corey has served as a director and Assistant Secretary of Red Oak since 1992. Since January 1997, Mr. Corey has been president of Trolley Barn Brewery, Inc., a brew pub restaurant chain based in the southeastern United States and of counsel to the law firm of Baker, Donelson, Bearman & Caldwell, P.C. From 1986 to 1997, Mr. Corey was a partner at the law firm of Miller & Martin in Chattanooga, Tennessee.

     Bill E. Coggin has served as Vice President and Chief Financial Officer of SRH since it was formed in July 1997. Mr. Coggin has served as Vice President and Chief Financial Officer of Southwest since 1985. Mr. Coggin has served as a director and Vice President, Finance of Red Oak since 1995. Previously, Mr. Coggin was controller for an oil and gas drilling company and an independent oil and gas operator.

     J. Steven Person has served as Vice President, Marketing of SRH since it was formed in July 1997. Mr. Person has served as Vice President, Marketing for Southwest since 1989 and as Vice President, Marketing of Red Oak since 1996. Prior to joining Southwest, Mr. Person was involved in the syndication of mortgage-based securities.

     Paul L. Morris has served as a director of SRH since August 1998 and Southwest since September 1998. Mr. Morris is President and CEO of Wagner & Brown, Ltd., one of the largest independently owned oil and gas companies in the United States. Prior to his position with Wagner & Brown, Mr. Morris served as President of Banner Energy and in various managerial positions with Columbia Gas System, Inc.

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES


Other key employees of Southwest and Red Oak include:

Southwest.

     Jon P. Tate, age 42, has served as Vice President, Land and Assistant Secretary of Southwest since 1989. From 1981 to 1989, Mr. Tate was employed by C.F. Lawrence & Associates, Inc., an independent oil and gas company, as land manager. Mr. Tate is a member of the Permian Basin Landman's Association.

     R. Douglas Keathley, age 44, has served as Vice President, Operations of Southwest since 1992. Before joining Southwest, Mr. Keathley worked as a senior drilling engineer for ARCO Oil and Gas Company and in similar capacities for Reading & Bates Petroleum Co. and Tenneco Oil Co.

Red Oak.

     W. Neil McClung, age 49, has served as President and a director of Red Oak since 1994. Prior to his involvement with Red Oak, Mr. McClung was senior vice president of Heitman Properties, Ltd. from 1989 through 1993 where he was responsible for marketing, budget development and leasing for three million square feet of high-rise office building and industrial center space in several metropolitan and secondary markets. Mr. McClung has also served as a property and leasing manager for Heitman in Midland, Texas.

     J. Wesley Tune, age 40, has served as Vice President and Secretary of Red Oak since 1994. Mr. Tune was employed by Heitman Properties, Ltd. as property and leasing manager from 1992 until 1994 in Midland, Texas. Prior to his involvement with Heitman, Mr. Tune was a property manager for Mike Lewis & Associates in Midland, Texas, from 1990 to 1992, and manager and controller for Mission Country Club from 1988 to 1990.

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES


Item 11.  Executive Compensation.

     The following table sets forth certain information for fiscal years 1998 and 1999 with respect to the compensation paid to Mr. Wommack, the Chairman and President, and the four other most highly compensated executive officers of Southwest. No other executive officers of Southwest received annual compensation (including salary and bonuses earned) that
exceeded  $100,000  for the years ended December 31, 1999  and  1998.   Mr.
Wommack determines the compensation of Southwest's executive officers.   No
compensation has been paid to the executive officers of SRH for their services to SRH.
                                                               All Other
Name and Principal Position               Year  Salary Bonus(2)Compensati
on(1)
--------------------------------------------------------------------  -----
---------------
H. H. Wommack, III, President and Treasurer (3)        1999   $ 671,750
$ 182,303                                $51,934
                                          1998         667,026  130,006
27,345
                                          ----         -------  -------
-------
Bill E. Coggin, Vice President and Chief  1999         175,000   67,667
4,750
  Financial Officer                       1998         188,219   30,387
7,180
                                          ----         -------  -------
-------
J. Steven Person, Vice President, Marketing   1999     141,083   58,476
6,550
                                          1998         163,589   14,540
8,036
                                          ----         -------  -------
-------
R. Douglas Keathley, Vice President,      1999         106,800    7,257
5,511
  Operations                              1998         106,800    2,764
7,316
                                          ----         -------  -------
-------
Jon Tate, Vice President, Land            1999         98,000    14,041
4,369
                                          1998         98,719     3,514
5,343
                                          ----         -------  -------
-------
                                                                Carried
                                                    Profit    Interest in
                                      Insurance Sharing/401(k)Oil and Gas
Name                         Year      Premiums  ContributionProperties(3)
------                       ----     -----------------------------------
H. H. Wommack, III            1999     $ 4,550     $2,000      $ 45,384
                              1998       6,599      2,000        18,746
                              ----       -----      -----       -------
Bill E. Coggin                1999       2,750      2,000             -
                              1998       5,180      2,000             -
                              ----       -----      -----       -------
J. Steven Person              1999       4,550      2,000             -
                              1998       6,244      1,612             -
                              ----       -----      -----       -------
R. Douglas Keathley           1999       4,550        961             -
                              1998       6,355        961             -
                              ----       -----      -----       -------
Jon Tate                      1999       2,690      1,679             -
                              1998       4,109      1,234             -
                              ----       -----      -----       -------

       (1) Reflects (i) Southwest's contributions to the Southwest Royalties, Inc. Employee Profit Sharing and 401(k) Plan and premium payments made by Southwest for health, disability and life insurance policies for the referenced individuals and (ii) net cash received from carried interests in Oil and Gas Properties.
     (2)  Amount includes club dues and automobiles furnished by Southwest.
     (3) Mr. Wommack has acted as a general partner of the income funds and certain of the drilling funds sponsored by Southwest since 1983, holding a 1% interest in these partnerships.

     In 1999 there were two non-employee directors who received $4,000 each for their services as directors of Southwest. In 1998 there were two non-employee directors who received $10,000 each for their services as directors of Southwest.

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information with respect to the beneficial ownership of the common stock, excluding treasury shares, of SRH by each person who is known by the Company to own beneficially 5% or more of the common stock of SRH, by each director, and by all officers and directors of SRH as a group. Southwest is a wholly-owned subsidiary of SRH.

                                          Number of
Name and Address of                         Shares          Percentage
     Beneficial Owner                       Owned            of Class
---------------------                     ---------         ----------

H. Allen Corey                              48,968              4.6%
c/o Southwest Royalties Holdings, Inc.
Southwest Royalties Building
407 N. Big Spring
Midland, TX 79701-4326

George H. Jewell                            61,855              5.7%
Baker & Botts, L.L.P.
One Shell Plaza
910 Louisiana
Houston, Texas 77002

H. H. Wommack, III                         787,977             73.2%
c/o Southwest Royalties Holdings, Inc.
Southwest Royalties Building
407 N. Big Spring
Midland, TX 79701-4326

Paul L. Morris                                   -               -
c/o Southwest Royalties Holdings, Inc.
Southwest Royalties Building
407 N. Big Spring
Midland, TX 79701-4326

Directors and officers as a group (five persons)848,925        78.9%

Item 13.  Certain Relationships and Related Transactions.

     The descriptions set forth below do not purport to be complete and are qualified in their entirety by reference to the applicable agreements.

     On December 15, 1994, H. H. Wommack, III borrowed approximately $1.7 million on an unsecured basis from Southwest for the purpose of purchasing the Southwest common stock held by a certain stockholder. The note held by Southwest was amended on March 15, 1995 to include $35,225 of accrued but unpaid interest. The note carries a 6% interest rate and is being amortized over 30 years with payments of $5,500 semi-monthly. As of December 31, 1999, the outstanding balance of this loan was $1.6 million. Mr. Wommack serves as a general partner of substantially all of the oil and gas limited partnerships sponsored by Southwest since 1983, and he holds an interest in these partnerships of approximately 1%.

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES



                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Financial Statements

     The following financial statements of the Company are included in "Item 8. Financial Statements and Supplementary Data":

     Independent Auditors' Report
     Consolidated Balance Sheets as of December 31, 1999 and 1998
     Consolidated Statements of Operations from the years ended December 31, 1999, 1998 and 1997
     Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997
     Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997
     Notes to Consolidated Financial Statements

     All other statements and schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not required under related instructions or are inapplicable, or the information is shown in the financial statements.

Reports on Form 8-K

     The  Company  filed an 8-K on December 31, 1999 under  Item  5  "Other
Events."

Exhibits

     The  following instruments and documents are included as  Exhibits  to
this  Report.   Exhibits  incorporated by reference  are  so  indicated  by parenthetical information.


Exhibit Number                     Description
--------------                     -------------

          3.1 Certificate of Incorporation for Southwest Royalties, Inc. dated as of August 18, 1983, as amended March 30, 1987 and November 20, 1989, incorporated by reference to Exhibit 3.1 to S-4 Registration Statement No. 333-41915 filed December 10, 1997.

          3.2 Certificate of Incorporation for Southwest Royalties Holdings, Inc. dated as of July 1, 1997, incorporated by reference to Exhibit 3.2 to S-4 Registration Statement No. 333-41915 filed December 10, 1997.

          3.3 By-Laws of Southwest Royalties, Inc. dated as of August 12, 1996 as amended, incorporated by reference to Exhibit 3.3 to S-4 Registration Statement No. 333-41915 filed December 10, 1997.

          3.4 By-Laws of Southwest Royalties Holdings, Inc. adopted as of July 1, 1997, incorporated by reference to Exhibit 3.4 to S-4 Registration Statement No. 333-41915 filed December 10, 1997.

          4.1 Indenture dated as of October 14, 1997 among Southwest Royalties, Inc., as Issuer, Southwest Royalties Holdings, Inc., as Guarantor, and State Street Bank and Trust Co., as Trustee, incorporated by reference to Exhibit 4.1 to S-4 Registration Statement No. 333-41915 filed December 10, 1997.

          4.2 Registration Rights Agreement dated as of October 14, 1997 by and between Southwest Royalties, Inc., Southwest Royalties Holdings, Inc., Jefferies & Company, Inc., Banc One Capital Corporation and Paribas Corporation, incorporated by reference to
          Exhibit 4.2 to S-4 Registration Statement No. 333-41915 filed December 10, 1997.

          4.3 Warrant issued by Southwest Royalties Holdings, Inc. to Joint Energy Development Investments Limited Partnership dated as of October 14, 1997, incorporated by reference to Exhibit 4.3 to S-4 Registration Statement No. 333-41915 filed December 10, 1997.

          4.4 Registration Rights Agreement by Southwest Royalties Holdings, Inc. and Joint Energy Development Investments Limited Partnership dated as of October 14, 1997, incorporated by reference to Exhibit 4.4 to S-4 Registration Statement No. 333-41915 filed December 10, 1997.

          10.1 Purchase and Sale Agreement dated as of September 10, 1997 between Conoco, Inc. and Southwest Royalties, Inc., incorporated by reference to Exhibit 10.1 to S-4 Registration Statement No. 333-41915 filed December 10, 1997.

          10.2 Securities Purchase Agreement dated October 14, 1997 between Southwest Royalties Holdings, Inc. and Joint Energy Development Investments Limited Partnership, incorporated by reference to
          Exhibit 10.2 to S-4 Registration Statement No. 333-41915 filed December 10, 1997.

          10.3 Credit Agreement among Southwest Royalties, Inc., as borrower and Bank One, Texas, N.A. and the Institutions named herein as Banks, and Bank One, Texas as Administrative Agent dated December 29, 1999, incorporated by reference to Exhibit 4.0 to Form 8-K/A filed December 30, 1999.

          21    List  of Subsidiaries, incorporated by reference to Exhibit
          21 to Amendment No. 1 to S-4 Registration Statement No. 333-41915 filed January 30, 1997.

          27*  Financial Data Schedule.

* Filed herewith.

                                SIGNATURES
                         SOUTHWEST ROYALTIES, INC.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                            SOUTHWEST ROYALTIES, INC.

                      By:   /s/ H. H. Wommack, III
                            ----------------------------------------
                            H.H. Wommack, III, Chairman, President,
                            and Chief Executive Officer

                      Date: April 14, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  SIGNATURE                TITLE                 DATE
  ---------                -----                 -----

  /s/ H. H. Wommack, III
  ------------------------ Chairman/President/   April 14, 2000
  H. H. Wommack, III       Chief Executive Officer

  /s/ Bill E. Coggin
  -------------------------Vice President/Chief  April 14, 2000
  Bill E. Coggin           Financial Officer

  /s/ H. Allen Corey
  -------------------------
  H. Allen Corey           Director/Secretary    April 14, 2000

                                SIGNATURES
                    SOUTHWEST ROYALTIES HOLDINGS, INC.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                            SOUTHWEST ROYALTIES HOLDINGS, INC.

                      By:   /s/ H. H. Wommack, III
                            ----------------------------------------
                            H.H. Wommack, III, Chairman, President,
                            and Chief Executive Officer

                      Date: April 14, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  SIGNATURE                TITLE                 DATE
  ---------                -----                 -----

  /s/ H. H. Wommack, III
  ------------------------ Chairman/President/   April 14, 2000
  H. H. Wommack, III       Chief Executive Officer

  /s/ Bill E. Coggin
  ------------------------ Vice President/Chief  April 14, 2000
  Bill E. Coggin           Financial Officer

  /s/ H. Allen Corey
  ------------------------
  H. Allen Corey           Director/Secretary    April 14, 1999