Form 10-Q
period 2000-06-30
SOUTHWEST ROYALTIES INC
filed 2000-09-01
CIK 821699

11
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                                 FORM 10-Q

(Mark One)
X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended June 30, 2000

     or

? Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from __________ to __________

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
     Incorporation or Organization)          Incorporation or Organization)

     75-1917432                              75-2724264
     (I.R.S. Employer                        (I.R.S. Employer
     Identification Number)             Identification Number)

     407 North Big Spring, Suite 300
     Midland, Texas                          79701
     (Address of Principal Executive Offices)     (Zip Code)

                         (915) 686-9927
      Registrants' Telephone Number, Including Area Code:

                              Not Applicable
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


Number  of  shares  of common stock outstanding as of  June  30,  2000  for
Southwest Royalties, Inc.                                             100.
Number  of  shares  of common stock outstanding as of  June  30,  2000  for
Southwest Royalties Holdings, Inc.                              1,075,868.

                         SOUTHWEST ROYALTIES, INC.

                    SOUTHWEST ROYALTIES HOLDINGS, INC.



                             TABLE OF CONTENTS


                  PART I - FINANCIAL INFORMATION          Page

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets as of June 30, 2000
          (unaudited) and December 31, 1999                3

          Consolidated Statements of Operations for the
          three and six months ended June 30, 2000
          and 1999 (unaudited)                             5

          Consolidated Statements of Cash Flows for the three
          and six months ended June 30, 2000
          and 1999 (unaudited)                             7

          Notes to Consolidated Financial Statements       9

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations             21

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                     24

                   PART II - OTHER INFORMATION

Item 6.   Reports on Form 8-K and Exhibits                25

                      PART I - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
                   (in thousands, except per share data)

                                                   June 30, December 31,
                                                     2000       1999
                                                  --------- -----------
                                                 (unaudited)
ASSETS
---------------------------------------------------------
Current assets
  Cash and cash equivalents                       $  9,544   $  16,983
  Restricted cash                                    8,626      10,003
  Accounts receivable, net of allowance of $458 and
   $440, respectively                                9,305       7,134
  Receivables from related parties                   1,017         836
  Other current assets                               1,307       1,179
                                                   -------     -------
     Total current assets                           29,799      36,135
                                                   -------     -------
Oil and gas properties, using the full cost
 method of accounting
  Proved                                           197,276     193,319
  Unproved                                           1,576       2,059
                                                   -------     -------
                                                   198,852     195,378
  Less accumulated depletion, depreciation and
   amortization                                    129,283     126,742
                                                   -------     -------
Oil and gas properties, net                         69,569      68,636
                                                   -------     -------
Rental property, net                               131,592     128,685
                                                   -------     -------
Rental property - construction in progress           2,981       3,984
                                                   -------     -------
Other property and equipment, net                    4,682       4,841
                                                   -------     -------
Other assets
  Real estate investments                            3,234       3,644
  Deferred debt costs, net of accumulated
   amortization of $6,253 and $2,005, respectively               9,698
13,816
  Noncompete covenants, net of accumulated
   amortization of $711 and $563, respectively         893       1,041
  Other, net                                         1,291       1,385
                                                   -------     -------
     Total other assets                             15,116      19,886
                                                   -------     -------
Total assets                                      $253,739   $ 262,167
                                                   =======     =======
                                                             (continued)

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                   (in thousands, except per share data)

                                                   June 30, December 31,
                                                     2000       1999
                                                  --------- -----------
                                                 (unaudited)
LIABILITIES, MINORITY INTEREST, REDEEMABLE
COMMON STOCK AND STOCKHOLDERS' DEFICIT
---------------------------------------------------------
Current liabilities
  Current maturities of long-term debt            $  5,945   $  40,277
  Accounts payable                                   4,210       6,011
  Accounts payable to related parties                  917         867
  Accrued expenses                                   5,299       5,896
  Accrued interest payable                           4,570       4,774
                                                   -------     -------
     Total current liabilities                      20,941      57,825
                                                   -------     -------
Long-term debt                                     325,829     306,806
                                                   -------     -------
Other long-term liabilities                          1,174       1,220
                                                   -------     -------
Minority interest                                        5           8
                                                   -------     -------
Redeemable common stock of subsidiary                    -       1,228
                                                   -------     -------
Redeemable common stock                              8,290       8,290
                                                   -------     -------
Stockholders' deficit
  Preferred stock - $1 par value; 5,000,000
   shares authorized; none issued                        -           -
  Common stock - $.10 par value; 5,000,000 shares
   authorized; 1,161,037 issued at June 30, 2000
   and December 31, 1999                               116         116
  Additional paid-in capital                         2,196       2,196
  Accumulated deficit                             (100,090)  (110,784)
  Note receivable from an officer and
   stockholder                                     (1,632)     (1,648)
  Less:  treasury stock - at cost; 214,215 shares at
   June 30, 2000 and December 31, 1999             (3,090)     (3,090)
                                                   -------     -------
     Total stockholders' deficit                  (102,500)  (113,210)
                                                   -------     -------
Total liabilities, minority interest, redeemable
  common stock and stockholders' deficit          $253,739   $ 262,167
                                                   =======     =======





           The accompanying notes are an integral part of these consolidated financial statements.

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share data)
                                (unaudited)

                                   Three months ended   Six months ended
                                        June 30,            June 30,
                                   -----------------   -----------------
                                     2000      1999      2000      1999
                                    ------    -----     -----     -----
Operating revenues
  Oil and gas                      $13,023   $ 6,960   $24,342   $13,054
  Real estate                        7,444     7,742    15,458    15,951
  Other                                 77       223       173       508
                                    ------    ------    ------    ------
     Total operating revenues       20,544    14,925    39,973    29,513
                                    ------    ------    ------    ------
Operating expenses
  Oil and gas production             3,765     2,763     7,183     5,631
  Real estate                        4,582     4,428     9,156     8,642
  General and administrative, net of
   related party management and
   administrative fees of $821,
   $821, $1,669 and $1,691,
   respectively                      1,296       673     2,001     1,460
  Depreciation, depletion and
   amortization                      2,271     2,542     5,181     5,286
  Other                                259       246       589       459
                                    ------    ------    ------    ------
     Total operating expenses       12,173    10,652    24,110    21,478
                                    ------    ------    ------    ------
Operating income                     8,371     4,273    15,863     8,035
                                    ------    ------    ------    ------
Other income (expense)
  Interest and dividend income         265       258       514       412
  Interest expense                 (10,906)  (10,375)  (21,476)  (21,063)
  Other                                365     (186)       625        14
                                    ------    ------    ------    ------
                                   (10,276)  (10,303)  (20,337)  (20,637)
                                    ------    ------    ------    ------
                                                                 (contin
ued)

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                   (in thousands, except per share data)
                                (unaudited)

                                   Three months ended   Six months ended
                                        June 30,            June 30,
                                   -----------------   -----------------
                                     2000      1999      2000      1999
                                    ------    -----     -----     -----
Loss before income taxes, minority
  interest, equity income (loss) and
  extraordinary item             $ (1,905) $ (6,030) $ (4,474) $(12,602)
  Income tax benefit (provision)             -         -         -
-
                                   --------- --------- --------- ---------
Loss before minority interest,
  equity income (loss) and
  extraordinary item               (1,905)   (6,030)   (4,474)   (12,602)
  Minority interest in subsidiaries,
   net of tax                          810      (87)     1,172        67
  Equity income (loss) in subsidiary
   and partnerships net of tax           -         1         -     (187)
  Impairment of equity investment,
   net of tax                            -         -         -     (744)
                                   --------- --------- --------- ---------
Loss before extraordinary item     (1,095)   (6,116)   (3,302)   (13,466)
  Extraordinary gain (loss) from
   early extinguishment
   of debt                               -   (1,593)    13,996   (1,593)
                                   --------- --------- --------- ---------
Net income (loss)                $ (1,095) $ (7,709) $  10,694 $(15,059)
                                   ========= ========= ========= =========
Loss per common share before
  extraordinary item             $  (1.02) $  (5.69) $  (3.07) $ (12.52)
  Extraordinary gain (loss) from
   early extinguishment
   of debt                               -    (1.48)     13.01    (1.48)
                                   --------- --------- --------- ---------
Income (loss) per common share   $  (1.02) $  (7.17) $    9.94 $ (14.00)
                                   ========= ========= ========= =========
Weighted average shares
  outstanding                      1,075,868 1,075,868 1,075,868 1,075,868
                                   ========= ========= ========= =========














           The accompanying notes are an integral part of these consolidated financial statements

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)
                                (unaudited)

                                   Three months ended   Six months ended
                                        June 30,            June 30,
                                   -----------------   -----------------
                                     2000      1999      2000      1999
                                    ------    -----     -----     -----
Cash flows from operating activities
  Net income (loss)                $(1,095)  $(7,709)  $10,694   $(15,059)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   (used in) operating activities:
  Depreciation, depletion and
   amortization                      2,271     2,542     5,181     5,286
  Noncash interest expense           2,437     1,347     5,178     2,510
  Extraordinary (gain) loss from early
   extinguishment of debt                -     1,593   (13,996)    1,593
  Gain on sale of assets               (8)     (129)     (248)     (196)
  Equity (income) loss of subsidiary
   and partnerships                      -       (1)         -       187
  Impairment of equity investment            -         -         -
744
  Other noncash items                  160       426       339       605
  Amortization of lease commissions               53         -       104
-
  Bad debt expense                      35        12       140        99
  Minority interest (income) loss
   of subsidiary                     (810)        87   (1,172)      (67)
  Changes in operating assets
   and liabilities-
   Accounts receivable             (1,561)   (1,380)   (2,486)     (934)
   Other current assets              (386)     (370)     (469)     (320)
   Accounts payable and accrued
     expenses                        1,614     1,362   (2,348)     (674)
   Changes in restricted cash        5,807         -     2,212         -
   Accrued interest payable        (2,512)   (5,107)     (204)     (251)
                                    ------    ------    ------    ------
Net cash provided by (used in)
  operating activities               6,005   (7,327)     2,925   (6,477)
                                    ------    ------    ------    ------
Cash flows from investing activities
  Proceeds from sale of oil and
   gas properties                      182     4,887       336     5,205
  Purchase of oil and gas properties         (2,823)     (513)   (3,810)
(784)
  Purchase of other property and
   equipment and rental property             (5,221)   (1,391)   (5,302)
(2,473)
  Decrease in construction in progress       2,061     -         1,003
-
  Purchase of other assets            (14)     (234)      (36)     (455)
  Proceeds from sale of real
   estate investments                    -       333       643       333
  Proceeds from sale of other assets               2       713        19
945
  Proceeds from sale of other
   property and equipment and
   rental property                      79       855        80     1,068


(continued)

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)
                                (unaudited)

                                   Three months ended   Six months ended
                                        June 30,            June 30,
                                   -----------------   -----------------
                                     2000      1999      2000      1999
                                    ------    -----     -----     -----
  Change in restricted cash        $ (564)   $ 2,727   $ (835)   $   908
  Other                                  8         8        16        16
                                    ------    ------    ------    ------
Net cash provided by (used in)
  investing activities             (6,290)     7,385   (7,886)     4,763
                                    ------    ------    ------    ------
Cash flows from financing activities
  Proceeds from borrowings           4,605    99,210    21,519   103,240
  Payments on debt                   (477)   (94,819)  (23,762)  (96,078)
  Increase (decrease) in other
   long-term liabilities              (21)      (48)      (45)      (32)
  Deferred debt cost                 (126)   (3,986)     (131)   (4,075)
  Dividends paid to minority interest
   owners                             (30)      (30)      (60)      (61)
  Other                                  1         4         1         4
  Prepayment penalty on early
   extinguishment of debt                -     (875)         -     (875)
                                    ------    ------    ------    ------
Net cash provided by (used in)
  financing activities               3,952     (544)   (2,478)     2,123
                                    ------    ------    ------    ------
Net increase (decrease) in unrestricted
  cash and cash equivalents          3,667     (486)   (7,439)       409

Unrestricted cash and cash equivalents -
  beginning of period                5,877    14,696    16,983    13,801
                                    ------    ------    ------    ------
Unrestricted cash and cash equivalents -
  end of period                    $ 9,544   $14,210   $ 9,544   $14,210
                                   =======   =======   =======    ======
Supplemental disclosures of cash flow
  information
  Interest paid                    $10,694   $14,135   $16,215   $18,804






           The accompanying notes are an integral part of these consolidated financial statements

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Business

  Southwest Royalties Holdings, Inc. ("SRH"), a Delaware corporation, was formed in June 1997 to serve as a holding company for Southwest Royalties Inc. ("Southwest"), Basic Energy Services, Inc. ("Basic") and Midland Red Oak Realty, Inc. ("Red Oak") (collectively, the "Company"). In May 2000, Basic changed its name from Sierra Well Service, Inc. Each shareholder of Southwest was issued one share in SRH for each share of Southwest stock held. Prior to the formation of SRH, Red Oak and Basic were subsidiaries of Southwest. Southwest paid a dividend of the shares it owned in Red Oak and Basic to SRH. After the formation of SRH, Southwest and Red Oak became subsidiaries of SRH and, as of July 1, 1997, Basic was deconsolidated.

  Southwest is principally involved in the business of oil and gas development and production, as well as organizing and serving as managing general partner for various public and private limited partnerships engaged in oil and gas acquisitions, exploration, development and production. Southwest is also the general partner of Southwest Partners II and III, which own common stock in Basic. Southwest sells its oil and gas production to a variety of purchasers, with the prices it receives being dependent upon the oil and gas commodity prices. Red Oak is principally involved in real estate investment and development. Basic is principally involved in the business of oil and gas well services.

Principles of Consolidation

  The consolidated financial statements include the accounts of SRH and its subsidiaries. As of June 30, 2000 and 1999, the Company owned approximately 81% of Red Oak, 100% of Blue Heel, 39% of Basic, 99% of Midland Southwest Software ("MSS"), and 0% and 100% of Threading Products International, LLC ("TPI"). Blue Heel, MSS and TPI are subsidiaries of Southwest. Effective July 1, 1997, Basic was deconsolidated and is accounted for using the equity method. Effective November 1999, TPI was liquidated. The consolidated financial statements include the Company's proportionate share of the assets, liabilities, income and expenses of oil and gas limited partnerships for which it serves as managing general partner. The Company accounts for its investments in Southwest Partners II and III using the equity method, as the Company exercises significant influence over the operations of these partnerships. All significant intercompany transactions have been eliminated.

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

  Restricted  cash  accounts  have  been  established  for  the   following
purposes (in thousands):
                                                     June 30,  December 31,
                                                       2000        1999
                                                       ----        ----
     Cash bonds                                     $      -   $     35
     Certificate of Deposits                             115        112
     Tenant security deposits                            523        512
     Capital expenditures account                      1,387        552
     Tax and insurance reserve                         1,789      2,465
     Lockbox                                             360        439
     Customer service reserve                             10         10
     Interest reserve                                    175          -
     Escrow fund                                         744        627
     Interest sinking                                  3,523      5,251
                                                       -----     ------
                                                    $  8,626   $ 10,003
                                                       =====     ======

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

  Net capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized using the units of revenue method, whereby the provision is computed on the basis of current gross revenues from production in relation to future gross revenues, based on current prices, from estimated production of proved oil and gas reserves. Should the net capitalized costs net of related deferred income taxes exceed the estimated present value of oil and gas reserves discounted at 10% and adjusted for related income taxes, such excess costs would be charged to expense in the Consolidated Statements of Operations. As of June 30, 2000, no write down of the capitalized costs of oil and gas properties was deemed necessary.

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

Rental Property - Construction in Progress

  All costs associated with construction in progress are capitalized and subject to depreciation when each project is completed. Interest is capitalized for construction in progress. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the assets useful life. In 2000 and 1999, no interest costs were capitalized.

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

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Income Taxes

  Deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced, if necessary, by a valuation allowance for the amount of tax benefits that may not be realized.

  SRH and its eligible subsidiaries file a consolidated U.S. federal income tax return. Basic (through June 30, 1997) and Red Oak are consolidated for financial reporting purposes, but beginning January 1, 1996, were not eligible to be included in the consolidated U.S. federal income tax return. Separate provisions for income taxes have been determined for these entities.

Reclassifications

  Certain reclassifications have been made to the 1999 amounts to conform to the 2000 presentation.

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

Income (loss) per share

  Basic net income (loss) per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The computation of diluted net income
(loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. For 2000 and 1999, the computation of diluted net income (loss) per share was antidilutive; therefore, the amounts reported for basic and diluted net income (loss) per share were the same.

Noncompete covenants

  Noncompete covenants are carried at cost less accumulated amortization. The covenants are being amortized over their contractual lives, generally three to five years.

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Interim Financial Statements

  In the opinion of management, the unaudited consolidated financial statements of the Company as of June 30, 2000 and 1999 include all adjustments and accruals, consisting only of normal recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Report pursuant to the rules and regulations of the Securities and Exchange
Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 1999 Form 10-K of the Company.

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

  SRH has a highly leveraged capital structure with, after giving effect to the refinance closed on August 17, 2000 (See Note 7 "Subsequent Events") approximately, $33.8 million of cash interest and $5.9 million of principal due within the next twelve months. Management is currently in the process of renegotiating the terms of SRH's various obligations with its note holders and/or attempting to seek new lenders or equity investors. Additionally, management would consider disposing of certain assets in order to meet its obligations.

  There can be no assurance that SRH's continuing debt restructuring efforts will be successful or that the note holders will agree to a course of action consistent with SRH's requirements in restructuring the obligations. Even if such agreement is reached, it may require approval of additional note holders, or possibly, agreements of other creditors of SRH, none of which is assured. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to SRH. Under current circumstances, SRH's ability to continue as a going concern depends upon its ability to (1) successfully restructure its 10.5% Senior Notes and other obligations or obtain additional financing as may be required, (2) maintain compliance with all debt covenants, (3) generate sufficient cash flow to meet its obligations on a timely basis, and (4) achieve satisfactory levels of future earnings. If SRH is unsuccessful in its efforts, it may be unable to meet its obligations on the Amended and Restated Revolving Loan Facility, the 10.5% Senior Notes, as well as other obligations, making it necessary to undertake such other actions as may be appropriate to preserve asset values.

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

3. Commitments and Contingencies

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

  Management recognizes a financial exposure that may require future expenditures presently existing for oil and gas properties and other operations. Other long-term liabilities at June 30, 2000 includes approximately $663,000 for estimated future remedial actions and cleanup costs. As of June 30, 2000, the Company has not been fined, cited or notified of any environmental violations which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil and gas industry. However, management does recognize that by the very nature of its business, significant costs could be incurred to bring the Company into total compliance. The amount of such future expenditures is not readily determinable due to several factors, including the unknown magnitude of possible contaminations, the unknown timing and extent of the corrective actions which may be required, the determination of the Company's liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnifications from prior owners of the Company's properties. It is reasonably possible this estimate could change materially in the near term.

  In the normal course of its business, the Company is subject to pending or threatened legal actions; in the opinion of management, any such matters will be resolved without material effect on the Company's operations, cash flow or financial position.

4. Commodity Hedging and Derivative Financial Instruments

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

  On December 30, 1999, Southwest entered into a basket revenue protection agreement, which provides the Company with an oil and gas revenue floor. The contract is for the period January 1, 2000 through December 31, 2000. The agreement is to be calculated on a calendar year quarter as disclosed in the following table based on NYMEX Natural Gas and NYMEX Crude Oil:

            Notional Volumes              Strike Prices
       -------------------------  -----------------------------
           Crude      Natural        Crude    Natural              Minimum
         Oil (bbl)  Gas (MMBtu)       Oil       Gas       Boe      Revenue
         ---------- -----------      -----    -------     ----     --------
Quarter 1 269,254      976,676     $  21.12  $   1.91  $  28.76  $7,552,096
Quarter 2 263,058      910,325     $  18.88  $   1.92  $  26.56  $6,714,359
Quarter 3 257,206      857,728     $  18.00  $   1.97  $  25.88  $6,319,432
Quarter 4 251,914      813,400     $  18.00  $   2.20  $  26.80  $6,323,932

  Payments shall be made no later than five business days, after each quarterly floating price is determinable by NYMEX. The cost of the floor was approximately $638,000 and is amortized monthly as a reduction of oil and gas revenues. The carrying value of the floor is approximately $300,000 at June 30, 2000.

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

5.  Long-term Debt

     Long-term debt consists of the following (in thousands):
                                                    June 30,  December 31,
                                                      2000        1999
                                                     -----       -----
     10.5% Senior Notes, interest payable semi-annually due
      October 15, 2004, net of discount of $1,043 and $1,487,
      respectively                                  $122,642  $160,598
     Revolving Loan Facility with variable rate interest,
      due August 2003 (See Note 7 "Subsequent Events").
      Collateralized by oil and gas properties.       50,000    35,000
     Variable Rate Notes Payables:
     Notes payable due July 2001, accrued interest due and
      payable monthly at 7.1%, per annum with additional
      1% payable in cash or additional notes.
       Net  of  discount  of $611 and $944, respectively             17,229
15,883
     Notes payable due December 2001, accrued interest due
      and payable monthly at 7.1%, per annum with additional
      1.5% payable in cash or additional notes.
       Net  of  discount  of $1,889 and $2,556, respectively         28,924
25,298
     Notes payable due July 2002, interest at 8.5% minimum
      per annum, accrued interest due and payable monthly.
       Net  of  discount  of $3,345 and $4,229, respectively        104,059
101,835
     Other                                             8,920     8,469
                                                     -------   -------
                                                     331,774   347,083
     Less current maturities                           5,945    40,277
                                                     -------   -------
                                                    $325,829  $306,806
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

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Revolving Loan Facility

  In December 1999, Southwest entered into a Revolving Loan Facility with Bank One Texas, N.A., which provided a borrowing base of $50 million with a maturity date of December 29, 2000. Funds from the Revolving Loan Facility may be used for working capital and other general corporate purposes, including the repurchase of a portion of Southwest's outstanding 10.5% Senior Notes due 2004. Advances on the Revolving Loan Facility bear interest at the option of Southwest, based on the prime rate of Bank One Texas, N.A. (8.5% at December 31, 1999) plus one fourth of one percent (.25%), when the borrowing base usage is equal to or greater than 80% or zero percent (0%) when the borrowing base usage is less than 80% or, a Eurodollar rate (substantially equal to the London InterBank Offered Rate ("LIBOR")) plus 1.25% up to 2.0% based on the borrowing base usage percentage. The Revolving Loan Facility is secured by no less than 85% of Southwest's oil and gas properties. As of December 31, 1999 Southwest had drawn $35.0 million. The remaining $15.0 million was drawn in January 2000.

  The Revolving Loan Facility imposes certain limitations on the ability of Southwest to, among other things, incur additional indebtedness or issue disqualified capital stock, make payments in respect to capital stock, enter into transactions with affiliates, incur liens, sell assets, change the nature of its business, merge or consolidate with any other person and sell, lease, transfer or otherwise dispose of substantially all of its properties or assets. The Revolving Loan Facility required Southwest to establish a sinking fund account with an initial deposit of $3.5 million.
Southwest is to transfer monthly one-twelfth of the annual interest payments on the 10.5% Senior Notes beginning December 31, 1999 into this sinking fund account for the purpose of making interest payments on the 10.5% Senior Notes. Effective August 17, 2000, this Revolving Loan Facility was refinanced with a new lender (See Note 7 "Subsequent Events").

Variable Rate Notes Payable

  In June 1998, MRO N Cross, Inc., a wholly owned subsidiary of Red Oak negotiated two notes payable in the amount of $13.5 million, net of a $2 million discount, and $2.5 million. The $13.5 million note was used for the acquisition of rental property in the amount of $12.9 million with the remaining $600,000 to be used for capital improvements to the rental property purchased. The $2.5 million note is reserved for capital improvements to the rental property purchased of which $2.3 million has been utilized as of June 30, 2000. The notes are collateralized by the property purchased.

  In December 1998, MRO Commercial, Inc., a wholly owned subsidiary of Red Oak negotiated two notes payable in the amount of $21.7 million, net of a $4 million discount, and $9.7 million. The $21.7 million note was used for the acquisition of a retail shopping center and the funding of various escrow balances. The $9.7 million note is for capital improvements to the rental property purchased of which $4.6 million has been utilized as of June 30, 2000. The notes are collateralized by the property purchased.

  In June 1999, MRO Southwest, Inc., a wholly owned subsidiary of Red Oak negotiated two notes payable in the amount of $97.5 million and $8.0 million, net of discounts of $5.3 million. Borrowings for both notes accrue interest in arrears at a rate per annum equal to the greater of 8.6% or LIBOR plus 360 basis points. The interest rate includes a servicing fee of
 .10%. Approximately $91.4 million of the $97.5 million note was used to retire existing debt on properties contributed to MRO Southwest by Red Oak, $1.5 million was deposited into various restricted cash accounts and the remaining proceeds were used for general corporate purposes. The $8.0 million  note  is  for  capital improvements to rental  property  and  $4.7
million   has  been  utilized  as  of  June  30,  2000.   The   notes   are
collateralized by the properties owned by MRO Southwest. The notes impose certain restrictive covenants including restrictions on the incurrence of additional indebtedness, dissolution, termination or liquidation of all or substantially all of the assets, changes in the legal structure of the assets, making any loans or advances to any third party and commingling its assets with the assets of any of its affiliates or of any other person or entity.

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Extinguishment of Debt

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

     In December of 1999, Southwest purchased approximately 19%, or approximately $37.9 million original face amount, of its 10.5% Senior Notes with the proceeds from the aforementioned Revolving Loan facility. Southwest paid approximately $22.0 million, including all fees, to purchase the 10.5% Senior Notes and wrote off approximately $980,000 of deferred loan issue costs and approximately $349,000 of the original issue discount to recognize a $14.5 million extraordinary gain on the purchase of the Notes. Southwest has not recorded any income tax benefits on continuing operations and therefore there is no income tax expense recognized on the extraordinary gain. The extraordinary gain per share is approximately $13.48.

     In January of 2000, Southwest purchased approximately 19%, or approximately $38.4 million original face amount, of its 10.5% Senior Notes with the proceeds from the aforementioned Revolving Loan facility. Southwest paid approximately $23.0 million, including all fees, to purchase the 10.5% Senior Notes and wrote off approximately $980,000 of deferred loan issue costs and approximately $349,000 of the original issue discount to recognize a $14.1 million extraordinary gain on the purchase of the Notes. Southwest has not recorded any income tax benefits on continuing operations and therefore there is no income tax expense recognized on the extraordinary gain. The extraordinary gain per share is approximately $13.01.

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
                                                     -------
                                                    $347,083
                                                     =======

     Aggregate maturities of all long-term debt as of June 30, 2000 as adjusted for the refinancing of debt, which occurred on August 17, 2000 (See Note 7 "Subsequent Events") are as follows (in thousands):

     For the twelve
     months ended
     --------------
     June 30, 2001                                  $  5,945
     June 30, 2002                                    46,169
     June 30, 2003                                   105,686
     June 30, 2004                                    50,045
     June 30, 2005                                   123,056
     Thereafter                                          873
                                                     -------
                                                    $331,774
                                                     =======

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

6. Lines of Business

  The Company operates in two major segments: Oil and Gas Activities (oil and gas acquisition, development, exploration and production, as well as organizing and serving as managing general partner for various public and private limited partnerships engaged in oil and gas development and production) and Real Estate Investment and Management (owns and manages retail shopping centers and office buildings). Other items include eliminations, manufacturing, computer service and the holding Company.

                              Three months ended  Six months ended
                                   June 30,           June 30,
                              ------------------ -----------------
                                 2000     1999      2000      1999
                                -----    -----     -----     -----
                                (in thousands)     (in thousands)
                                 (unaudited)        (unaudited)
 Operating Revenue
   Oil and gas              $  13,032   $ 6,971   $24,361   $13,082
   Real estate                  7,444     7,742    15,458    15,951
   Other and eliminations               68        212       154       480
                               ------    ------    ------    ------
                            $  20,544   $14,925   $39,973   $29,513
                               ======    ======    ======    ======
 Operating profit (loss)
   Oil and gas              $   7,440   $ 2,564   $13,277   $ 3,673
   Real estate                  1,247     1,755     3,133     4,350
   Other and eliminations               (316)     (46)      (547)     12
                              -------    ------    ------    ------
                            $   8,371   $ 4,273   $15,863   $ 8,035
                              =======    ======    ======    ======
 Interest Expense
   Oil and gas              $   5,726   $ 5,601   $11,309   $11,128
   Real Estate                  5,191     4,831    10,188    10,039
   Other and eliminations               (11)      (57)      (21)      (104)
                              -------    ------    ------    ------
                            $  10,906   $10,375   $21,476   $21,063
                              =======    ======    ======    ======
 Depreciation, depletion and
   amortization
   Oil and gas              $   1,036   $ 1,308   $ 2,767   $ 2,979
   Real Estate                  1,194     1,198     2,333     2,222
   Other and eliminations               41        36        81        85
                              -------    ------    ------    ------
                            $   2,271   $ 2,542   $ 5,181   $ 5,286
                              =======    ======    ======    ======
 Capital expenditures
   Oil and gas              $   2,823   $   513   $ 3,810   $   784
   Oil and gas, other             113       100       132       156
   Real Estate                  3,030     1,152     4,089     2,134
   Other                           17       139        78       183
                              -------    ------    ------    ------
                            $   5,983   $ 1,904   $ 8,109   $ 3,257
                              =======    ======    ======    ======

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                            June 30,December 31,
                                               2000      1999
                                            --------------------
 Identifiable assets
   Oil and gas                               $104,461  $115,520
   Real estate                               150,258   150,269
   Other and eliminations                      (980)   (3,622)
                                             -------   -------
                                             $253,739  $262,167
                                             =======   =======
7.  Subsequent Events

   Southwest Royalties, Inc., a wholly owned subsidiary of Southwest Royalties Holdings, Inc. successfully completed a refinancing of their Revolving Loan Facility in the amount of $50.0 million on August 17, 2000 with a new lender. The Amended and Restated Loan and Security Agreement allows for a prime rate of interest (based on the new lenders prime rates) plus one and one-half percent (1.5%). Southwest was able to extend the due date from December 29, 2000 to August 17, 2003. This extension of time allows Southwest the opportunity to plan and strategize potential solutions to their highly leveraged capital structure. Southwest, in recording the refinancing of the revolving loan facility, anticipates an extraordinary loss from early extinquishment of debt in the amount of approximately $1.4 million. Southwest reclassified the above mentioned debt at June 30, 2000 to non-current based upon the signing of the Amended and Restated Loan and Security Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

  Southwest Royalties Holdings, Inc., a Delaware corporation, was formed in 1997 to serve as a holding company for Southwest Royalties, Inc., Basic Energy Services, Inc. and Midland Red Oak Realty, Inc. In May 2000, Basic changed its name from Sierra Well Service, Inc. SRH is an independent oil and gas company engaged in the acquisition, development and production of oil and gas properties, primarily in the Permian Basin of West Texas and southeastern New Mexico, through its wholly-owned subsidiary, Southwest. Since 1983, Southwest has grown primarily through selective acquisitions of producing oil and gas properties, both directly and through the oil and gas partnerships it manages. SRH also participates in the well servicing industry through its affiliate, Basic, and owns and manages real estate properties through its subsidiary, Red Oak.

Results of Operations

Three months and six months ended June 30, 2000 compared to three months and six months ended June 30, 1999.

  The following table summarizes production volumes, average sales prices and period to period comparisons for the Company's oil and gas operations, including the effect on revenues, for the periods indicated:
                                 Three months ended   Six months ended
                                      June 30,            June 30,
                                ------------------- -------------------
                                  2000       1999     2000       1999
                                 -----      -----    -----      -----
                                   (in thousands)      (in thousands)
                                    (unaudited)         (unaudited)
Production volumes:
       Oil and condensate (MBbls)              310       333       616
689
       Natural gas (MMcf)          1,197       988     2,392     2,139

Average sales prices:
       Oil and condensate (per Bbl)    $  27.13  $  14.99  $  26.57  $
13.08
       Natural gas (per Mcf)    $   3.80  $   1.94  $   3.27  $   1.88

  Revenues. Revenues for the Company increased 38% to $20.5 million for the three months ended June 30, 2000 and 35% to $40.0 million for the six months ended June 30, 2000, as compared to $14.9 million and $29.5 million for the same periods in 1999.

  Oil and gas revenues increased 87% to $13.0 million for the three months ended June 30, 2000 and 86% to $24.3 million for the six months ended June 30, 2000, as compared to $7.0 million and $13.1 million for the same periods in 1999. The increase in oil and gas revenue is due primarily to increases in oil and gas prices, which were partially offset by decreases in oil production.

  Oil and gas production increased 2%, to 5,603 BOEPD for the three months ended June 30, 2000 and decreased 3%, or approximately 199 BOEPD, to 5,575 BOEPD for the six months ended June 30, 2000 as compared to the same periods in 1999. In an ongoing effort to increase the Company's cash position and reduce the number of high operating expense properties in its oil and gas portfolio, management has sold oil and gas properties for approximately $336,000 and $5.2 million in the six months ended June 30, 2000 and 1999, respectively. The increase in production for the three months ended June 30, 2000 represented an increase of approximately 8% net of a decline from oil and gas property sales of approximately 6% or 353 BOEPD. The decrease in production for the six months ended June 30, 2000 is primarily due to oil and gas property sales which resulted in production declines of approximately 401 BOEPD, or approximately 6% and is partially offset by increased production of approximately 3% or 202 BOEPD on the remaining oil and gas properties.

  Real estate revenues decreased 4% to $7.4 million for the three months ended June 30, 2000 and 3% to $15.5 million for the six months ended June 30, 2000, as compared to $7.7 million and $16.0 million for the same periods in 1999.

  Operating    Expenses.   Operating   expenses,   before    general    and
administrative expense, impairment of oil and gas properties and depreciation, depletion and amortization, increased 16% to $8.6 million for the three months ended June 30, 2000 and 15% to $16.9 million for the six months ended June 30, 2000, as compared to $7.4 million and $14.7 million for the same periods in 1999.

  Oil and gas operating expense increased approximately 36% to $3.8 million for the three months ended June 30, 2000 and approximately 28% to $7.2 million for the six months ended June 30, 2000, as compared to $2.8 million and $5.6 million for the same periods in 1999. The increase in oil and gas operating expenses for the three and six months periods ended June 30, 2000 is due primarily to increased production taxes, associated with the 86% increase in oil and gas revenue as discussed above, and increased workover expense and repairs associated with bringing wells back on line, which were deemed uneconomical due to depressed oil and gas prices experienced during the six months ended June 30, 1999. The average operating expense increased 33% to $7.38 per BOE for the three months ended June 30, 2000 and 31% to $7.08 per BOE for the six months ended June 30, 2000 from $5.55 and $5.39 per BOE for the same periods in 1999.

  Real estate operating expense increased 3% to $4.6 million for the three months ended June 30, 2000 and 6% to $9.2 million for the six months ended June 30, 2000, as compared to $4.4 million and $8.6 million for the same periods in 1999.

  General and Administrative (''G&A'') Expense. G&A expense for the Company increased 93% to $1.3 million for the three months ended June 30, 2000 and approximately 37% to $2.0 million for the six months ended June 30, 2000, as compared to $673,000 and $1.5 million for the same periods in 1999.

  Oil and gas G&A expense increased 135% to $791,000 for the three months ended June 30, 2000 and 42% to $1.1 million for the six months ended June 30, 2000, as compared to $336,000 and $799,000 for the same periods in 1999. Oil and gas G&A expense per BOE increased 128% to $1.55 for the three months ended June 30, 2000 and 47% to $1.12 per BOE for the six months ended June 30, 2000, as compared to $.68 per BOE and $.76 per BOE for the same periods in 1999. The increase in oil and gas G&A expense for the three months ended June 30, 2000 is due primarily to increases in personnel and insurance costs as well as legal and professional fees associated with managements evaluation of corporate strategies and options for dealing with its highly leverage structure. Increases in oil and gas G&A expense for the six months ended June 30, 2000 are primarily due to increased personnel and insurance costs.

  Real estate G&A expense increased 13% to $421,000 for the three months ended June 30, 2000 and 14% to $836,000 for the six months ended June 30, 2000, as compared to $371,000 and $731,000 for the same periods in 1999. The increase are due primarily to increased personnel and insurance costs.

  Depreciation, Depletion and Amortization (''DD&A'') Expense. DD&A expense for the Company decreased 11% to $2.3 million for the three months ended June 30, 2000 and 2% to $5.2 million for the six months ended June 30, 2000, as compared to $2.5 million and $5.3 million for the same periods in 1999.

  Oil and gas DD&A decreased 21% to $1.0 million for the three months ended June 30, 2000 and 7% to $2.8 million for the six months ended June 30, 2000, as compared to $1.3 million and $3.0 million for the same periods in 1999. Oil and gas depletion expense on a BOE basis, decreased 24% to $1.81 per BOE for the three months ended June 30, 2000 and 4% to $2.50 per BOE for the six months ended June 30, 2000, as compared to $2.37 per BOE and $2.60 per BOE for the same periods in 1999.

  Real estate DD&A expense remained constant at $1.2 million for the three months ended June 30, 2000 and increased 5% to $2.3 million for the six months ended June 30, 2000, as compared to $1.2 million and $2.2 million for the same periods in 1999. The increase in DD&A expense for the six months ended June 30, 2000 is due to the impact of capitalized improvements.

  Interest Expense. Interest expense for the Company increased 5% to 10.9 million for the three months ended June 30, 2000 and 2% to and $21.5 million for the six months ended June 30, 2000, as compared to $10.4 million and $21.1 million for the same periods in 1999.

  Oil and gas interest expense increased 2% to $5.7 million for the three months ended June 30, 2000 and 2% to $11.3 million for the six months ended June 30, 2000, as compared to $5.6 million and $11.1 million for the same periods in 1999.

  Real estate interest expense increased 7% to $5.2 million for the three months ended June 30, 2000 and 1% to $10.2 million for the six months ended June 30, 2000, as compared to $4.8 million and $10.0 million for the same periods in 1999.

  Equity Loss in Partnership. The Company's direct and indirect investment in Basic upon recording its portion of Basic's losses for the three months ended March 31, 1999 was reduced to zero. Therefore, according to General Accepted Accounting Principles, the equity method was suspended. The Company did not record their ownership percentage of Basic's losses for the six months ended June 30, 2000. If Basic subsequently begins to report net income, the Company will resume applying the equity method only after its share of net income equals the share of net losses not recognized during the period the equity method is suspended.

  Net Income. Due to the factors described above, net income (loss) for the Company decreased 86% to $(1.1) million for the three months ended June 30, 2000 and 171% to net income of $10.7 million for the six months ended June 30, 2000, as compared to a net loss of $7.7 million and $15.1 million for the same periods in 1999. Oil and gas net income increased 177% to $1.9 million for the three months ended June 30, 2000 and 320% to 16.5 million for the six months ended June 30, 2000, as compared to a net loss of $2.5 million and $7.5 million for the same periods in 1999. Included in the oil and gas net income for the six months ended June 30, 2000, is an extraordinary gain associated with the repurchase of approximately 19% of the original issue, $200 million face 10.5% Senior Notes issued in October 1997, of approximately $14.1 million. Real estate net losses decreased 21% to $3.5 million for the three months ended June 30, 2000 and 10% to $6.3 million for the six months ended June 30, 2000 as compared $4.5 million and $7.0 million for the same periods in 1999.

Liquidity and Capital Resources

  Management is constantly monitoring the Company's cash position and its ability to meet its financial obligations as they become due, and in this effort, is exploring various strategies for addressing its current and future liquidity needs. During 1999 and 1998, for instance, Southwest sold $5.6 million and $5.7 million, respectively, of oil and gas properties in an ongoing effort to decrease its production costs and improve its cash position. In December 31, 1999 the Company also negotiated a $50 million revolving line of credit with BankOne Texas, N.A. the proceeds of which were used to purchase in December 1999 and January 2000, approximately $76.3 million of the 10.5% Senior Notes due 2004. As of June 30, 2000, the Company's consolidated cash balance was approximately $18.2 million, of which $9.5 million was unrestricted.

  SRH financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should SRH be unable to continue as a going concern.

  SRH has a highly leveraged capital structure with, after giving effect to the refinance closed on August 17, 2000 (See Note 7 "Subsequent Events") approximately, $33.8 million of cash interest and $5.9 million of principal due within the next twelve months. Management is currently in the process of renegotiating the terms of SRH's various obligations with its note holders and/or attempting to seek new lenders or equity investors. Additionally, management would consider disposing of certain assets in order to meet its obligations.

  There can be no assurance that SRH's continuing debt restructuring efforts will be successful or that the note holders will agree to a course of action consistent with SRH's requirements in restructuring the obligations. Even if such agreement is reached, it may require approval of additional note holders, or possibly, agreements of other creditors of SRH, none of which is assured. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to SRH. Under current circumstances, SRH's ability to continue as a going concern depends upon its ability to (1) successfully restructure its 10.5% Senior Notes and other obligations or obtain additional financing as may be required, (2) maintain compliance with all debt covenants, (3) generate sufficient cash flow to meet its obligations on a timely basis, and (4) achieve satisfactory levels of future earnings. If SRH is unsuccessful in its efforts, it may be unable to meet its obligations on the Amended and Restated Revolving Loan Facility, the 10.5% Senior Notes, as well as other obligations, making it necessary to undertake such other actions as may be appropriate to preserve asset values.

Net Cash Provided By Operating Activities

  Net cash provided by operating activities was $6.0 million and $2.9 million for the three and six months ended June 30, 2000, respectively, as compared to net cash used in operating activities of $7.3 million and $6.5 million for the same periods in 1999. The increase in cash provided by operating activities, is primarily attributable to increased oil and gas commodity prices.

Net Cash Used In Investing Activities

  Net cash used in investing activities by the Company were $6.3 million and $7.9 million for the three and six months ended June 30, 2000, as compared to net cash provided by investing activities of $7.4 million and $4.8 for the comparable periods in 1999. Purchase of oil and gas properties as well as capital improvements to Real Estate holdings were the primary uses of funds in 2000. Oil and gas property sales were the primary sources of funds in 1999.

  SRH has tentatively budgeted $7.2 million, for the remainder of 2000, in capital expenditures at Southwest for oil and gas development projects. This budget is subject to change based on financial strategies currently being developed, including hedging strategies, divestitures and debt restructuring, as well as the level of oil and gas prices in the future.

Net Cash Provided by (Used in) Financing Activities.

  Net cash provided by (used in) the Company's financing activities was $4.0 and $(2.5) million for the three and six months ended June 30, 2000 and $(544,000) and $2.1 million for the same periods in 1999, respectively. For the three months ended June 30, 2000, proceeds from borrowings were $4.6 million and were used to finance capital improvements on Real Estate holdings and provide working capital for real estate operations. For the six month ended June 30, 2000, proceeds from borrowings were $21.5 million and were used to fund the buy back of a portion of the 10.5% Senior notes due 2004, as well as fund capital improvements on Real Estate holdings and provide working capital for real estate operations.

Other Issues

  The information included in "Other Issues" in Item 7 of SHR's 1999 Form 10-K regarding Information Systems for the year 2000 is incorporated herein by reference. As of June 30, 2000, there have been no material changes in SRH's Year 2000 disclosure.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

  The information included in "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of SRH's 1999 Form 10-K is incorporated herein by reference. Such information includes a description of SHR's potential exposure to market risks, including commodity price risk and SHR's interest rate risk. As of June 30, 2000, there have been no material changes in SRH's market risk exposure from that disclosed in the 1998 Form 10-K (see Note 4 and Note 7).

                        PART II - OTHER INFORMATION

ITEM 6.   REPORTS ON FORM 8K AND EXHIBITS

Reports on Form 8-K

None.

Exhibits

  The following instruments and documents are included as Exhibits to this Report. Exhibits incorporated by reference are so indicated by parenthetical information.


Exhibit Number                          Description
--------------                          -----------


27*  Financial Data Schedule.

*    Filed herewith.

                                SIGNATURES
                         SOUTHWEST ROYALTIES, INC.

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                 SOUTHWEST ROYALTIES, INC.

                                 By:/s/ H. H. Wommack, III
                                 -----------------------------
                                 H.H. Wommack, III, Chairman, President,
                                 and Chief Executive Officer

                                 Date:  August 28, 2000

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                        TITLE                   DATE
---------                        -----                   -----

/s/ H.H. Wommack, III
-----------------------------
H. H. Wommack, III               Chairman/President/
                                 Chief Executive Officer August 28, 2000

/s/ J Steven Person
-----------------------------
J Steven Person                  Vice President, Marketing/
                                 Chief Financial Officer August 28, 2000

/s/ H. Allen Corey
-----------------------------
H. Allen Corey                   Director/Secretary      August 28, 2000

                                SIGNATURES
                    SOUTHWEST ROYALTIES HOLDINGS, INC.

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                 SOUTHWEST ROYALTIES HOLDINGS, INC.

                                 By:/s/ H. H. Wommack, III
                                 -----------------------------
                                 H.H. Wommack, III, Chairman, President,
                                 and Chief Executive Officer

                                 Date:  August 28, 2000

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                        TITLE                   DATE
---------                        -----                   -----

/s/ H.H. Wommack, III
-----------------------------
H. H. Wommack, III               Chairman/President/
                                 Chief Executive Officer August 28, 2000

/s/ J Steven Person
------------------------------
J Steven Person                  Vice President, Marketing/
                                 Chief Financial Officer August 28, 2000

/s/ H. Allen Corey
-----------------------------
H. Allen Corey                   Director/Secretary      August 28, 2000