Form 10-K
period 2000-12-31
SOUTHWEST ROYALTIES INC
filed 2001-04-04
CIK 821699

90

                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                                 FORM 10-K

(Mark One)
X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Fiscal year ended December 31, 2000

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

     Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate  by check mark if disclosure of delinquent files pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     As of March 30, 2001, Southwest Royalties, Inc. had outstanding 100 shares of common stock, $.10 par value, which is its only class of stock. As of March 30, 2001, Southwest Royalties Holdings, Inc. had outstanding 946,488 and 129,046 shares of common and redeemable common stock, respectively. The common stock of Southwest Royalties Holdings, Inc. is not traded on any exchange and, therefore, its aggregate market value and the value of shares held by nonaffiliates cannot be determined. All of the outstanding shares of Southwest Royalties, Inc. are held by Southwest Royalties Holdings, Inc.

Documents Incorporated by Reference:  None

                             TABLE OF CONTENTS
                                                               Page Number

                                  PART I
Item 1.   Business                                                   3

Item 2.   Properties                                                23

Item 3.   Legal Proceedings                                         31

Item 4.   Submission of Matters to a Vote of Security Holders       31

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters                                       32

Item 6.   Selected Financial and Operating Data                     33

Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                     36

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk46

Item 8.   Financial Statements and Supplementary Data               49

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                      85

                                 PART III
Item 10.  Directors and Executive Officers of the Registrant        85

Item 11.  Executive Compensation                                    87

Item 12.  Security Ownership of Certain Beneficial Owners and Management
88

Item 13.  Certain Relationships and Related Transactions            89

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
90

     Parts I and II of this Report contain ''forward-looking statements'' within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Report, including, without limitation, statements in "Item 1. Business" and under "Item 2. Properties" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding proved reserves, estimated future net reserves, present values, planned capital expenditures (including the amount and nature thereof), increases in oil and gas production, the number of wells anticipated to be drilled and the Company's financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that the results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on its business or operations. There are numerous risks and uncertainties that can affect the outcome and timing of such events, including many factors beyond the control of the Company.

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

ITEM 1.  BUSINESS.

The Company

     Southwest Royalties Holdings, Inc. ("SRH"), a Delaware corporation, was formed in 1997 to serve as a holding company for Southwest Royalties, Inc. ("Southwest"), Midland Red Oak Realty, Inc. ("Red Oak") and an equity investment in Basic Energy Services, Inc., ("Basic") (formerly known as Sierra Well Services, Inc.). SRH is an independent oil and gas company engaged in the acquisition, development and production of oil and gas properties, primarily in the Permian Basin of West Texas and southeastern New Mexico, through its wholly-owned subsidiary, Southwest. Since 1983, Southwest has grown primarily through selective acquisitions of producing oil and gas properties, both directly and through the oil and gas partnerships it manages. SRH also owns and manages real estate properties through its subsidiary, Red Oak. References in this report to the "Company" are to SRH and its consolidated subsidiaries, including Southwest and Red Oak.

     The principal operating subsidiary of SRH is Southwest, a Delaware corporation that was formed in 1983 to acquire and develop oil and gas properties. Southwest initially financed the acquisition of oil and gas reserves and its exploration and development efforts through public and private limited partnership offerings. Southwest is a general partner of these limited partnerships, owns interests in these partnerships and receives management fees and operating cost reimbursements from these partnerships. As of December 31, 2000, Southwest had total estimated net proved reserves of 25.8 MMBbls of oil and 70.4 Bcf of natural gas, aggregating 37.5 MMBoe, with a PV-10 Value of $473.5 million. Southwest's primary operations are in the Permian Basin of West Texas and southeastern New Mexico.

     As of December 31, 2000, Southwest has only one subsidiary, Blue Heel Company ("Blue Heel"). Effective November 1999, Threading Products International, LLC ("TPI"), a former subsidiary of Southwest, was liquidated. Effective August 16, 2000, Midland Southwest Software ("MSS"), a former subsidiary of Southwest, was merged into Southwest. Blue Heel holds a nominal interest in certain oil and gas properties owned by Southwest.

     Red Oak, a Delaware corporation, was formed in 1992 to own and manage commercial real estate properties, including shopping centers and office buildings, in secondary real estate markets in the southwestern United States. As of December 31, 2000, Red Oak owned and managed 20 commercial real estate properties. SRH owns approximately 81% of the common stock of Red Oak on a diluted basis.

     As of December 31, 2000 Red Oak has four wholly-owned subsidiaries, MRO Management, Inc. ("MRO Management"), MRO Commercial, Inc. ("MRO Commercial"), MRO N Cross, Inc. ("Northcross"), and MRO Southwest, Inc.
("MRO Southwest"). MRO Commercial, Northcross and MRO Southwest each hold titles to certain real estate properties and are the borrowers under the credit agreements related to such properties. These credit agreements are non-recourse to Red Oak. MRO Management performs real estate management services for Red Oak, MRO Commercial, Northcross, MRO Southwest and for third party clients. In December 1999, MRO Madera, Inc. ("Madera"), a former subsidiary of Red Oak, was dissolved after all remaining tracts of land were sold. In June 1999, the net assets and liabilities of MRO Properties, Inc. ("MROP") and MRO La Placita, Inc. ("La Placita"), former subsidiaries of Red Oak, were merged into Red Oak.

     Basic, a Delaware corporation, was formed in 1992 to provide certain well services for oil and gas companies. Basic provides a broad range of well services to oil and gas companies, including workover rig services, liquids handling and other services. As of December 31, 2000, the Company directly owns approximately 6.65% of the common stock of Basic and indirectly owns an additional 2.48% interest through Southwest, which is the general partner and 15% interest holder in each of two partnerships that own approximately 16.24% of the common stock of Basic. As of July 1, 1997, Basic was deconsolidated from SRH. Through December 31, 2000, both the direct and the indirect investments in Basic are accounted for using the equity method. As of January 1, 2001, the direct investment will be accounted for at cost.

     On December 21, 2000, Basic entered into a refinancing and restructuring of its debt and equity. Upon the signing of the documents, the Company's percentage of direct and indirect ownership in Basic was diluted to 9.13%. A new equity investor, in exchange for 1,441,730 shares of Basic's common stock, purchased and retired $24.5 million of Basic's debt from its previous lender. The equity investor received a 76% ownership. Additionally, $10.5 million of the debt held by the previous lender was refinanced with a new lender. The Company had previously written down its investment in Basic to zero. Based on the restructuring of Basic's debt and equity and the subsequent dilution of the Company's ownership, the investment in Basic is no longer considered a material investment.

     The Company's principal executive offices are located at 407 North Big Spring, Suite 300, Midland, Texas 79701. The Company's telephone number is
(915) 686-9927.

Operating Strategy

     Funding for the Company's business activities has historically been provided by operating cash flows, bank borrowings and debt issuance, reserve-based financing and sales of equity. Any future capital expenditures or acquisitions will most likely require additional equity or financing and will be dependent upon financing arrangements available at the time.

     Management is constantly monitoring the Company's cash position and its ability to meet its financial obligations as they become due, and in this effort, is exploring various strategies for addressing its current and future liquidity needs. During 2000, 1999 and 1998, for instance, Southwest sold $566,000, $5.6 million and $5.7 million, respectively, of oil and gas properties in an ongoing effort to decrease its production costs and/or improve its cash position. The Company also negotiated a $50 million Revolving Loan Facility with BankOne Texas, N.A. the proceeds of which were used to purchase in December 1999 and January 2000, approximately $76.3 million of the 10.5% Senior Note due 2004. In August 2000, the Company refinanced the Revolving Loan Facility with a new lender and extended the maturity date out until August 2003. As of December 31, 2000, SRH's consolidated cash balance was $21.8 million, of which $16.4 million was available to Southwest and $5.4 million was available to Red Oak.

     The Company is tentatively budgeting $21.0 million in capital expenditures in its oil and gas business for 2001. Of the $21.0 million capital expenditures budgeted for 2001, $16.0 million is for development projects. The final budget will depend on financial strategies that are currently being developed including hedging strategies, divestitures and company structure. The budget will also be affected by the volatility of the oil and gas commodity prices. Further revisions may be necessary during the year in response to market conditions and any debt and/or equity restructurings, which can be negotiated by the Company. The Company is currently limited to $13.0 million in capital expenditures in its oil and gas business based on current loan covenants and will therefore need to request waivers from its lender for the expanded capital expenditure budget. Although the Company cannot be certain, based on the strong commodity pricing market, the Company expects the lender to waive the restriction.

  The Company is tentatively budgeting $4.0 million in capital improvement expenditures in its real estate business for 2001. Funding for the 2001 capital expenditures will come from draws on existing Notes, which are collateralized by the real estate on which the capital improvements are to be made.

     The Company concentrates its oil and gas activities in the Permian Basin of West Texas and southeastern New Mexico, with properties in this region representing over 95% of the Company's PV-10 Value at December 31,
2000. The Company believes that its long-life oil and gas properties and large inventory of development projects in the Permian Basin, coupled with region-specific geological, engineering and production experience, provide it with focused operations. Company-operated properties comprised approximately 68% of its PV-10 Value at December 31, 2000, allowing substantial control over the incurrence and timing of capital and operating expenditures.

     The Company hopes to continue the expansion of its real estate business, primarily in the southwestern United States. However, the expansion will depend to a large extent on Red Oak's ability to refinance approximately $58.5 million of principal on two credit facilities that expire in 2001. Depending on the debt market, Red Oak may have to sell equity to help reduce its highly leveraged capital structure. Due to the floating interest rate facilities and the rise in interest rates in 2000, Red Oak experienced difficulties in meeting all debt service obligations as they became due. Red Oak's financial difficulties stem largely from the increase in interest rates and the time needed to convert non-cash producing assets into cash flow. The recent drop in interest rates coupled with Red Oak's active management practices will lead to consolidation benefits, cost savings, more efficient utilization and improved cash flow, thereby lessening its financial difficulties.

Southwest

     General. Since inception, the Company has focused on increasing its reserves and average daily production of oil and gas through acquisitions of producing properties and development drilling and production enhancement activities.

     Private Placement. On October 14, 1997, Southwest completed a $200 million private placement of 10.5% Senior Notes due 2004, Series A ("Series A Notes") pursuant to Rule 144A of the Securities Act (the "Private Placement"). Thereupon, the Series A Notes were offered and sold by the underwriters to only qualified institutional buyers. The net proceeds from the Private Placement were approximately $190 million. Proceeds from the Offering were used to among other things, provide approximately $72 million for an oil and gas acquisition and approximately $27 million for working capital. The Series A Notes were issued pursuant to an indenture, dated October 14, 1997 (the "Indenture"), by and among Southwest, as Issuer, SRH, as the Parent Guarantor, and State Street Bank and Trust Company, N.A., as Trustee (the "Trustee").

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

     An integral part of Southwest's 1997 business strategy in conjunction with the Series A Notes issuance, involved the successful investment of the approximately $27 million of additional working capital into both the development and exploitation of its existing oil and gas properties and the possible acquisition of additional producing oil and gas properties. It was imperative to increase production volumes to meet the ongoing cash flow needs and requirements of the Company. Southwest had made substantial capital expenditures of $16.7 million and $32.1 million for 1996 and 1995 respectively and had budgeted additional capital spending of approximately $45 million for the remainder of 1997 and 1998. Management believed that the successful investment of the additional working capital would have increased production levels thereby supplying additional cash flow to the Company to meet requirements and continue to fund additional capital expenditure projects.

     The harsh decline in commodity pricing experienced by Southwest throughout 1998 and the first half of 1999, had a double impact on Southwest's cash flow by severely reducing proceeds associated with current production levels and reducing Southwest's investment in undeveloped reserves. The inability to replace the existing, depleting reserve base ultimately and systematically created lower revenues and margins.

     As net revenues fell due to declining price and production, an increasingly larger portion of Southwest's cash flow was necessary to meet debt interest expense. As prices remained depressed, the existing cash balance was depleted in an effort to meet current debt interest requirements.

     During the later part of 1999 and throughout 2000, commodity prices have made a come back. The improvements in the commodity price environment have enhanced Southwest's financial flexibility, as compared to what existed at the end of 1998 and 1999. Based on current commodity prices, Southwest is building its cash reserves and has reimplemented its drilling program. Southwest seeks to increase its oil and gas reserves, production and cash flow by concentrating on drilling low-risk developmental wells and by conducting additional development activities such as recompletions. Southwest is also actively searching for attractive oil and gas property acquisitions.

     Management realizes that Southwest is highly leveraged and intends to monitor closely the business environment and to continue its efforts to reduce debt and create financial flexibility. Southwest anticipates that it will continue to evaluate the sale of non-core assets, the disposition of which would increase capital resources available for other activities and create organizational and operational efficiencies. While Southwest generally does not dispose of assets solely for the purpose of reducing debt, such dispositions can have the result of furthering Southwest's objective of financial flexibility through reduced debt levels.

     Southwest regularly pursues and evaluates recapitalization strategies and acquisition opportunities (including opportunities to engage in mergers, consolidations or other business combinations) and at any given time may be in various stages of evaluating such opportunities.

     Drilling Activities. The Company has historically complemented its oil and gas reserves, production and cash flow by concentrating on drilling low-risk development wells and by conducting additional development activities such as recompletions. During 2000, the Company invested approximately $8.8 million on developmental activity as compared to $3.2 million in 1999.

     Exploratory Activities. The Company increased its spending for exploratory activities to $476,000 in 2000 from $76,000 in 1999. Exploratory drilling involves greater risks of dry holes or failure to find commercial quantities of hydrocarbons than development drilling or enhanced recovery activities. See "Item 1. - Operating Hazards and Risks."

Red Oak

     Red Oak was formed by the Company in 1992 to acquire and manage neighborhood and community shopping centers, other retail and commercial properties and office buildings. These properties are primarily leased, on a long-term basis, to major retail companies, local specialty retailers and professional and business tenants throughout secondary urban markets in the southwestern United States. As of December 31, 2000, Red Oak owned and managed fifteen shopping centers, five office buildings and raw land held for future development.

     Red Oak's primary objective has historically been to acquire, own and manage a portfolio of commercial properties that provides opportunity to increase net operating income and results in significant capital appreciation. Consistent with this strategy, Red Oak focused its activities primarily in secondary markets in the southwestern United States, including San Antonio, Austin, Abilene, Midland, Odessa, Victoria and San Angelo, Texas; Tucson, Arizona; and Tulsa and Oklahoma City, Oklahoma.

     Red Oak's business plan focuses on the identification and acquisition of under-managed, and therefore undervalued, real estate. Red Oak's acquisition criterion identifies properties that have potential for value appreciation because of qualities such as irreplaceable location and unused pad sites as well as leasing opportunity based on previous unfocused management. Upon acquiring these properties, Red Oak must reposition and revitalize the majority of its properties to increase cash flow and market value. This process is very capital intensive. Red Oak generally obtains financing for both the acquisition and repositioning of the property. The revitalization and repositioning plan may take from eighteen to sixty months, depending on many factors. During the repositioning period, the property normally will not produce positive cash flow. Based on this operating strategy, Red Oak does not expect to generate much, if any, cash flow from operations in the near future and is dependent on its ability to create equity in its properties through its management practices to be able to obtain additional financing for operations until the time that the properties can cash flow on their own, or their market value is such that they can be sold at a profit.

     Red Oak experienced financial difficulties and generated losses for the years ended December 31, 2000, 1999 and 1998. The capital structure of Red Oak is highly leveraged with $58.5 million and $15.1 million of principal and cash interest payments, respectively, due in 2001. Management is currently in the process of renegotiating the terms of Red Oak's various obligations with its lenders and/or seeking new lenders or equity investors. Additionally, management is disposing of certain assets in order to meet its obligations.

Employees

     As of December 31, 2000, Southwest employed 92 people and Red Oak employed 158. The Company's future success will depend partially on its ability to attract, retain and motivate qualified personnel. The Company is not a party to any collective bargaining agreements and has not experienced any strikes or work stoppages. The Company considers its relations with its employees to be satisfactory. SRH has no compensated employees.

Competition

     The oil and natural gas industry is highly competitive. The Company's oil and gas business competes for the acquisition of oil and natural gas properties, primarily on the basis of the price to be paid for such properties, with numerous entities including major oil companies, other independent oil and natural gas concerns and individual producers and operators. Many of these competitors are large, well-established companies and have financial and other resources substantially greater than those of the Company.

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

     Although the Company maintains insurance coverage considered to be customary in each industry in which it participates, it is not fully insured against certain risks, either because insurance is not available or because of the high premium costs. The Company's real estate business carries business interruption insurance. The Company does maintain physical damage, employer's liability, comprehensive commercial general liability and workers' compensation insurance. There can be no assurance that any insurance obtained by the Company will be adequate to cover any losses or liabilities, or that such insurance will continue to be available or available on terms that are acceptable to the Company.

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

     Regulation of Sales and Transportation of Natural Gas. The Company's sales of natural gas are affected by the availability, terms and cost of transportation. The price and terms for access to pipeline transportation are subject to extensive regulation. In recent years, the FERC has undertaken various initiatives to increase competition within the natural gas industry. As a result of initiatives like FERC Order No. 636, issued in April 1992, the interstate natural gas transportation and marketing system has been substantially restructured to remove various barriers and practices that historically limited non-pipeline natural gas sellers, including producers, from effectively competing with interstate pipelines for sales to local distribution companies and large industrial and commercial customers. The most significant provisions of Order No. 636 require that interstate pipelines provide firm and interruptible transportation service on an open access basis that is equal for all natural gas supplies. In many instances, the results of Order No. 636 and related initiatives have been to substantially reduce or eliminate the interstate pipelines' traditional role as wholesalers of natural gas in favor of providing only storage and transportation services. While the United States Court of Appeals have historically upheld most of Order No. 636, certain related FERC orders, including the individual pipeline restructuring proceedings, are still subject to judicial review and may be reversed or remanded in whole or in part. While the outcome of these proceedings  cannot  be  predicted with certainty,  the  Company  does  not
believe   that  it  will  be  affected  materially  differently  than   its
competitors.

     The FERC also announced several important transportation-related policy statements and proposed rule changes, including a statement of policy and a request for comments concerning alternatives to its traditional cost-of-service rate making methodology to establish the rates interstate pipelines may charge for their services. A number of pipelines have obtained FERC authorization to charge negotiated rates as one such alternative. In February 1997, the FERC announced a broad inquiry into issues facing the natural gas industry to assist the FERC in establishing regulatory goals and priorities in the post-Order No. 636 environment. Similarly, the Texas Railroad Commission has been reviewing changes to its regulations governing transportation and gathering services provided by intrastate pipelines and gatherers. While the changes being considered by these federal and state regulators would affect the Company only indirectly, they are intended to further enhance competition in natural gas markets. The Company cannot predict what further action the FERC or state regulators will take on these matters, however, the Company does not believe that it will be affected by any action taken materially differently than other natural gas producers with which it competes.

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

     The Federal Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act of 1976 ("RCRA"), regulates the generation, transportation, storage, treatment and disposal of hazardous wastes and can require cleanup of hazardous waste disposal sites. RCRA currently excludes drilling fluids, produced waters and other wastes associated with the exploration, development or production of oil and natural gas from regulation as "hazardous waste." Disposal of such non-hazardous oil and natural gas exploration, development and production wastes usually are regulated by state law. Other wastes handled at exploration and production sites or used in the course of providing well services may not fall within this exclusion. Moreover, stricter standards for waste handling and disposal may be imposed on the oil and natural gas industry in the future. From time to time legislation is proposed in Congress that would revoke or alter the current exclusion of exploration, development and production wastes from the RCRA definition of "hazardous wastes" thereby potentially subjecting such wastes to more stringent handling, disposal and cleanup requirements. If such legislation were enacted it could have a significant impact on the operating costs of Southwest, as well as the oil and natural gas industry in general. The impact of future revisions to environmental laws and regulations cannot be predicted.

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

Risks Associated with Business Activities

     Adverse Financial Condition. The Company has experienced a period of adverse financial condition due mainly to cash flow shortfalls at Red Oak. The Company's auditors have added an explanatory paragraph to their report which states their concerns about the Company's ability to continue as a going concern. Their concern stems mainly from $58.5 million of principal maturing in 2001 and Red Oaks ability to refinance its debt. The Company had net income for the twelve months ended December 31, 2000 of $10.1 million compared to a net loss of $5.4 million during the twelve months ended December 31, 1999. Included in the net income of $10.1 million was an extraordinary gain of approximately $12.7 million from early extinguishment of debt. Although the Company experienced net income at the consolidated level Red Oak had a net loss of approximately $12.9 million and had negative cash flow from operations of approximately $2.3 million in 2000.

     The  Company  had  a  stockholders' deficit of $103.1  million  as  of
December 31, 2000. Such deficit could impair the Company's ability to raise additional equity capital in the future. For further information about financial condition, please read "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Substantial Leverage. Because of the Company's substantial level of indebtedness, a significant portion of the Company's cash flow is dedicated to the payment of interest. The Company cannot ensure that it will be able to make the future payments required by its indebtedness. As of December 31, 2000, the Company's total indebtedness was $337.3 million, including $122.7 million attributable to our obligations under the Senior Notes, $50.0 million attributable to our obligations under the Revolving Loan Facility, $163.4 million attributable to Red Oak and $1.2 million attributable to other debt.

     Certain holders, who collectively own approximately 12% of SRH's common stock, have an option to cause SRH to redeem such holders' common stock at any time beginning December 31, 2001, five years from the date of issuance of such common stock, subject to the terms of a subscription agreement under which SRH sold the common stock (the "Subscription Agreement") and subject to any restrictions imposed by law. The Subscription Agreement provides that this redemption right terminates on the effective date of any registration statement under the Securities Act filed with the Commission relative to the offer and sale of any amount of
SRH's common stock to the public. SRH is unable to predict the amount of money it would be required to pay if the redemption right is exercised. In addition, the Company is subject to an Indenture pursuant to its 10.5% Senior Notes due 2004 (the "Indenture") which may also restrict SRH's ability to make such payments. While SRH is prepared to explore ways to create a market for the Securities, it is unclear whether SRH will be able to publicly resale the Securities in order to terminate the redemption option.

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

     Adequacy of Collateral; Risks of Foreclosure. SRH has pledged to the Trustee (under the Indenture), for the ratable benefit of the holders of the Notes, all of the Basic common stock and Red Oak common stock directly owned by SRH as security for the Parent Guarantee (collectively, the "Indenture Collateral"). Under the Loan and Security Agreement (the "Foothill Agreement") by and among Southwest, Foothill Capital Corporation as the agent (the "Agent") and certain financial institutions, Southwest has granted to the Agent for the benefit of the lender financial institutions continuing liens on substantially all of Southwest's assets, including its accounts receivable, equipment, inventory, negotiable collateral, oil and gas properties and real property (collectively, the "Foothill Collateral").

     In the event of a default under the Indenture or the Foothill Agreement, there can be no assurance that the Trustee or the Agent would be able to foreclose on or dispose of any of the Indenture Collateral or the Foothill Collateral, as the case may be, without substantial delays and other risks or that the proceeds obtained therefrom would be sufficient to pay all amounts owed. Under the Indenture, SRH would be required to file a shelf registration statement and any of SRH's other subsidiaries whose stock is pledged to the Trustee would be required to grant registration rights with respect to such stock, in each case to allow the Trustee to be able to sell the pledged shares of their common stock publicly. Circumstances beyond the control of the Company, however, may delay the availability of a current prospectus. There is currently no public market for the shares of SRH common stock and there can be no assurance that there will be any public market for the common stock of any subsidiary of SRH.

     In addition, if Southwest becomes a debtor in a case under the United States Bankruptcy Code ("the Bankruptcy Code"), the automatic stay imposed by the Bankruptcy Code would prevent the Trustee or the Agent from selling or otherwise disposing of the Indenture Collateral or the Foothill Collateral, as the case may be, without bankruptcy court authorization. In that case, the foreclosure might be delayed indefinitely. Moreover, the bankruptcy of any entity related to Southwest might result in a similar delay if Southwest were "substantively consolidated" with the related entity.

     Possible Limitations on Enforceability of Subsidiary Guarantees. Southwest's obligations under the Notes and under the Foothill Agreement may under certain circumstances be guaranteed on a senior basis by certain subsidiaries of Southwest. Various fraudulent conveyance laws have been enacted for the protection of creditors and may be utilized by a reviewing court to subordinate or void a subsidiary guaranty. It is also possible that under certain circumstances a court could hold that the direct obligations of a subsidiary guarantor could be superior to the obligations under a subsidiary guaranty.

     To the extent that a court were to find that at the time a subsidiary guaranty was entered into either (1) the subsidiary guaranty was incurred with the intent to hinder, delay or defraud any present or future creditor or that the subsidiary guarantor contemplated insolvency with a design to favor one or more creditors to the exclusion in whole or in part of others or (2) the subsidiary guarantor did not receive fair consideration or reasonably equivalent value for issuing the subsidiary guaranty and, at the time it issued the guaranty, the subsidiary guarantor (i) was insolvent or rendered insolvent by reason of the issuance of the subsidiary guaranty,
(ii) was engaged or about to engage in a business or transaction for which the remaining assets of the subsidiary guarantor constituted unreasonably small capital, or (iii) intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they matured, the court could void or subordinate the subsidiary in favor of the subsidiary guarantor's other creditors. Among other things, a legal challenge of a subsidiary guaranty issued on fraudulent conveyance grounds may focus on the benefits, if any, realized by the subsidiary guarantor. To the extent that proceeds from the Private Placement of the Notes or proceeds from the Foothill Loan were used to refinance the indebtedness of the Company, a court might find that a subsidiary guarantor did not benefit from incurrence of the indebtedness represented by the Notes or by the Foothill Loan, as the case may be.

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

     To the extent that a subsidiary guaranty is voided as a fraudulent conveyance or found unenforceable for any other reason, holders of the Notes and lenders in the Foothill Loan would cease to have any claim in respect to the applicable subsidiary. In such event, the claims of the holders of the Notes and lenders in the Foothill Loan against such subsidiary would be subject to the prior payment of all liabilities and preferred stock claims of such subsidiary guarantor. There can be no assurance that, after providing for all prior claims and preferred stock interests, if any, there would be sufficient assets to satisfy the claims of the holders of the Notes and lenders in the Foothill Loan relating to any voided portion of such subsidiary guaranty.

     Voting Control. As of December 31, 2000, H. H. Wommack, III, Chairman of the Board, President and Chief Executive Officer of SRH and Southwest, owned 73.2% of the outstanding voting shares of common stock of SRH, which owns 100% of the common stock of Southwest and approximately 81% of the total common and preferred stock of Red Oak. Therefore, Mr. Wommack has the ability to elect all of the directors of SRH, Southwest and Red Oak and, directly and indirectly, influence all decisions made by SRH, Southwest and Red Oak.

     Dependence on Key Personnel. The Company depends to a large extent on the services of H. H. Wommack, III and certain other senior management personnel. The loss of the services of Mr. Wommack and other senior management personnel could have a material adverse effect on the Company's operations. The Company does not currently have an employment contract with any senior management or key personnel. The Company believes that its success is also dependent upon its ability to continue to employ and retain skilled technical personnel. The inability of the Company to employ or retain skilled technical personnel could have a material adverse effect on the Company's operations. Although the Company maintains key man life insurance on the life of Mr. Wommack in the amount of $15 million, the existence of such insurance does not mean that the death or disability of Mr. Wommack would not have a materially adverse effect upon the Company. The key man life insurance is pledged to Foothill Capital Corporation at December 31, 2000.

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

     Removal as General Partner. The limited partners have the ability to remove Southwest as the general partner of approximately 32 limited partnerships and such removal would decrease Southwest's cash flow and proved reserves. Southwest is the general partner of 32 limited partnerships. Most of the limited partnership agreements provide that a majority in interest of the limited partners may remove Southwest as the general partner and elect a replacement general partner. However, under three of the limited partnership agreements Southwest may only be removed with Southwest's consent. As the general partner, Southwest receives management and administrative fees from the partnerships, totaling an aggregate of approximately $3.3 million and has an ownership interest in each partnership. Southwest's portion of partnership properties contribute 5.5% of its proved reserves and 7.2% of PV-10 value. Therefore, Southwest removal as the general partner of some or all of the limited partnerships would decrease its cash flow and proved reserves. However, any losses in cash flow would be offset to some degree by decreasing administrative and operating expense.

     During 2000, the Company did not have any significant customers.   The
Company does not believe the loss of any purchaser would have a material adverse effect on its operations, revenues or cash flow.

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

Title to Properties

     The Company believes it has satisfactory title to all of its properties in accordance with standards generally accepted in the oil and gas and real estate industries. As is customary in the oil and natural gas industry, Southwest makes only a cursory review of title to farmout acreage and to undeveloped oil and natural gas leases upon execution of any contracts. Prior to the commencement of drilling operations, a thorough title examination is conducted and curative work is performed with respect to significant defects. To the extent title opinions or other investigations reflect title defects, Southwest, rather than the seller of the undeveloped property, is typically responsible to cure any such title defects at its expense. If Southwest were unable to remedy or cure any title defect of a nature such that it would not be prudent to commence drilling operations on the property, Southwest could suffer a loss of its entire investment in the property. Southwest has obtained title opinions on substantially all of its producing properties and believes that it has satisfactory title to such properties in accordance with standards generally accepted in the oil and natural gas industry. Prior to completing an acquisition of producing oil and natural gas leases, Southwest obtains title opinions on a majority of all leases. Southwest's oil and natural gas properties are subject to customary royalty interests, liens for current taxes and other burdens that Southwest believes do not materially interfere with the use of or affect the value of such properties.

Oil and Gas Properties

Southwest's Principal Oil and Gas Properties

     The  Company's  oil and gas properties are primarily  located  in  the
Permian Basin of West Texas and southeastern New Mexico. Over 95% of the Company's PV-10 Value is concentrated in this region. The region is characterized by numerous known producing horizons, providing significant opportunities to increase reserves, production and ultimate recoveries through additional development, horizontal drilling, recompletions, enhanced recovery methods, and the use of 3-D seismic, reprocessed 2-D seismic data and other advanced technologies. As of December 31, 2000, the Company operated properties comprising approximately 68% of its PV-10 Value.

     The following table provides information for the Company's ten largest fields which contribute 62% of its reserves and 55% of its PV-10 Value as of December 31, 2000.

                                              As of December 31, 2000
                                       --------------------------------------
                                          Net Proved   PV-10    % of Total
                                           Reserves    Value      PV-10
  Field                                     (Mboe) (in thousands) Value
  -----                                   ---------------------- --------
  Halley                                    2,772     $52,633      11.12%
  Foster                                    4,219      42,608       9.00%
  Hutto                                     1,063      25,842       5.46%
  Huntley                                   2,851      24,112       5.09%
  Flying M                                  3,226      22,360       4.72%
  Huntley East                              2,412      20,315       4.29%
  Amacker Tippett                             878      19,168       4.05%
  Jo-Mill                                   2,317      17,637       3.73%
  Rhoda Walker                              1,106      17,395       3.67%
  Ackerly                                   2,315      16,960       3.58%
                                           ------     -------     -----
    Total Top Ten Fields                   23,159     $259,030     54.71%

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

     Hutto Field. The Hutto Field is located in Howard County, Texas. The field was discovered in 1997 and produces from the Wolfcamp formation. Southwest owns working interests ranging from 15% to 62% in 16 producing gas wells. Development plans include drilling an additional 16 development gas wells.

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

     Amacker Tippett Area. The Amacker Tippett area is located in Upton County, Texas. The area is a multi-pay area with wells producing from the Bend, Wolfcamp, Devonian and Fusselman formations. Southwest owns working interests ranging from 8% to 69% in the area. Development drilling and workovers are planned for the area.

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

     Oil and Gas Reserves. The following table summarizes the estimates of Southwest's historical net proved reserves and the related present values of such reserves at the dates shown. The reserve and present value data for the Company's existing properties as of December 31, 2000, 1999 and 1998 have been prepared by Ryder Scott Petroleum Engineers.

                                                 As of December 31,
                                           -----------------------------
                                              2000     1999      1998
                                              ----     ----      ----
  Proved Reserves:
    Oil and Condensate (MBbls)              25,797   24,828    20,944
    Natural Gas (MMcf)                      70,375   65,079    58,273
       Total (MBoe)                          37,526   35,675    30,656
  Proved Developed Reserves:
    Oil and Condensate (MBbls)              18,161   16,618    12,006
    Natural Gas (MMcf)                      46,592   43,023    37,481
       Total (MBoe)                          25,926   23,789    18,253

  PV-10  Value  (in  thousands)(1)                   $  473,457$   228,748$
71,900

  Discounted Future Cash Flows (2)
     Future  cash  inflows                           $  1,342,066  $727,615
$    315,709
     Future  production  and development costs         (415,022)  (284,354)
(181,627)
                                          ---------  -------   -------
     Future  net  cash  flows before income taxes        927,044    443,261
134,082
    Future income tax expense            (274,566)(103,067)         -
                                          ---------  -------   -------
    Future net cash flows, net of tax      652,478  340,194   134,082
       10% annual discount for estimated
       timing of cash flows               (319,246)(164,634)  (62,182)
                                          ---------  -------   -------
    Standardized measure of discounted future
        net  cash  flows,  net of tax                 $ 333,232$   175,560$
71,900
                                          =========  =======    ======

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

     In accordance with applicable requirements, estimates of Southwest's proved reserves and future net revenues are made using oil and natural gas sales prices estimated to be in effect as of the date of such reserve estimates and are held constant throughout the life of the properties (except to the extent a contract specifically provides for escalation.) The average prices used in the reserve report were $25.62/Bbl of oil and $9.68/Mcf of natural gas, $23.90/Bbl of oil and $2.06/Mcf of natural gas and $10.25/Bbl of oil and $1.73/Mcf of natural gas as of December 31, 2000, 1999 and 1998, respectively.

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

     In general, the volume of production from oil and natural gas properties decline as reserves are depleted. Except to the extent Southwest acquires properties containing proved reserves or conducts successful exploration and development activities, or both, the proved reserves of Southwest will decline as reserves are produced. Southwest's future oil and natural gas production is highly dependent upon its level of success in finding or acquiring additional reserves. Exploring for, developing or acquiring new reserves requires substantial amounts of capital.

     Net Production, Unit Prices and Costs. The following table presents certain information with respect to oil and gas production, prices and costs attributable to all oil and gas property interests owned by Southwest for the years ended December 31, 2000, 1999 and 1998:
                                                As of December 31,
                                          -----------------------------
                                             2000      1999      1998
                                             ----      ----      ----
  Production Volumes:
     Oil and condensate (MBbls)              1,236     1,306     1,689
     Natural gas (MMcf)                      4,784     4,627     5,556
       Total (MBoe)                          2,033     2,077     2,615

  Average Daily Production:
     Oil and condensate (Bbls)               3,376     3,578     4,628
     Natural Gas (Mcf)                      13,070    12,677    15,222
       Total (Boe)                           5,555     5,691     7,165

  Average Realized Prices:
     Oil and condensate (per Bbl)         $  28.56 $   16.23 $   12.73
     Natural gas (per Mcf)                    3.89      2.19      1.85
       Per Boe                               26.51     15.09     12.16

  Expenses (per Boe):
     Lease  operating (including production taxes)$  7.45     $  5.22     $
7.03
     Oil and gas depletion                    2.46      2.36      5.97
     General and administrative, net          1.25       .78      1.04

     Producing  Wells.   The  following table  sets  forth  the  number  of
productive  wells in which Southwest owned an interest as of  December  31,
2000:
                                               Gross        Net
                                               Wells       Wells
                                               ------      ------
     Oil                                          6,611       546
     Natural Gas                                    685        73
                                                  -----       ---
       Total                                      7,296       619

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

     Acreage.   The  following table sets forth Southwest's  developed  and undeveloped gross and net leasehold acreage as of December 31, 2000:
                                               Gross      Net
                                               ------    ------
     Developed                                   87,682    25,441
     Undeveloped                                303,582   102,870
                                                -------   -------
       Total                                   391,264   128,311

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

     Drilling Activities. The table below sets forth the drilling activity of Southwest on its properties for the periods ending December 31, 2000, 1999 and 1998.

                                           Year Ended December 31,
                                    -----------------------------------
                                          2000      1999       1998
                                       -------------------- ----------
                                       Gross Net Gross Net   GrossNet
                                       -------------------- ----------
  Development wells:
    Productive                        28.0   11.2 12    5.1 15    5.7
    Non-productive                     4.0    1.0  1     .9  1     .5
                                       ----  ---- --    --- --    ---
       Total                          32.0   12.2 13    6.0 16    6.2

  Exploratory wells:
    Productive                         3.0     .6  -      -  7    2.5
    Non-productive                       -      -  -      -  1    1.0
                                       ----  ---- --    --- --    ---
      Total                            3.0     .6  -      -  8    3.5

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

     On December 30, 1999, Southwest entered into a basket revenue protection agreement, which provides the Company with an oil and gas revenue floor. The contract was for the period January 1, 2000 through December 31, 2000. The agreement was to be calculated on a calendar year quarter as disclosed in the following table based on NYMEX Natural Gas and NYMEX Crude Oil:

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

     Payments shall be made no later than five business days, after each quarterly floating price is determinable by NYMEX. The cost of the floor was approximately $638,000 and is amortized monthly as a reduction of oil and gas revenues. The cost of the floor was fully amortized at the conclusion of the December 31, 2000 contract period.

     On September 6, 2000, Southwest entered into a floor option, which provides the Company with a crude oil price floor. The contract is for the period January 1, 2001 through December 31, 2001. The option is for a notional amount of 1,100 Bbls of oil a day at a floor price of $25, based on NYMEX Light Sweet Crude. The agreement is to be calculated on a monthly basis with payments to be made no later than five business days after calculating period. The cost of the floor was approximately $466,000.

     On October 11, 2000, Southwest entered into a floor option, which provides the Company with a crude oil price floor. The contract is for the period January 1, 2001 through December 31, 2001. The option is for a notional amount of 500 bbls of oil a day at a floor price of $27, based on NYMEX Light Sweet Crude. The agreement is to be calculated on a monthly basis with payments to be made no later than five business days after calculating period. The cost of the floor was approximately $224,000.

     On November 20, 2000, Southwest entered into a floor option, which provides the Company with a crude oil price floor. The contract is for the period June 1, 2001 through May 31, 2002. The option is for a notional amount of 1,000 Bbls of oil a day at a floor price of $22, based on NYMEX Light Sweet Crude. The agreement is to be calculated on a monthly basis with payments to be made no later than five business days after calculating period. The cost of the floor was approximately $310,000.

     On December 1, 2000, Southwest entered into a floor option, which provides the Company with a natural gas price floor. The contract is for the period June 1, 2001 through May 31, 2002. The option is for a notional amount of 3,325 MMBtu of natural gas a day at a floor price of $3.00, based on NYMEX Henry Hub. The agreement is to be calculated on a monthly basis with payments to be made no later than five business days after calculating period. The cost of the floor was approximately $140,000.

     On December 8, 2000, Southwest entered into a floor option, which provides the Company with a natural gas price floor. The contract is for the period April 1, 2001 through March 31, 2002. The option is for a notional amount of 1,700 MMBtu of natural gas a day at a floor price of $4.50, based on NYMEX Henry Hub. The agreement is to be calculated on a monthly basis with payments to be made no later than five business days after calculating period. The cost of the floor was approximately $416,000.

     On February 14, 2001, Southwest entered into a floor option, which provides the Company with a natural gas price floor. The contract is for the period April 1, 2001 through March 31, 2002. The option is for a notional amount of 3,000 MMBtu of natural gas a day at a floor price of $4.25, based on NYMEX Henry Hub. The agreement is to be calculated on a monthly basis with payments to be made no later than five business days after calculating period. The cost of the floor was approximately $296,000.

     On February 14, 2001, Southwest entered into a floor option, which provides the Company with a natural gas price floor. The contract is for the period March 1, 2001 through August 31, 2001. The option is for a notional amount of 5,000 MMBtu of natural gas a day at a floor price of $4.50, based on NYMEX Henry Hub. The agreement is to be calculated on a monthly basis with payments to be made no later than five business days after calculating period. The cost of the floor was approximately $156,000.

Red Oak Properties

     As of December 31, 2000, Red Oak owned and managed fifteen shopping centers, five office buildings and raw land held for future development. Red Oak's holdings are located primarily in secondary markets in the southwestern United States. Red Oak's existing property portfolio is shown in the table below.
                                                       Gross Leasable
                                                            Area
     Shopping Centers               Location           (Square Feet)
     -----------------          ---------------       ---------------
     Plaza Oaks                    Midland, TX             94,779
     Southwest Plaza               San Angelo, TX         198,983
     Town & Country                Odessa, TX             120,855
     State Bank Plaza              Tulsa, OK               35,748
     The Plaza                     Tulsa, OK              116,889
     Madera Village                Tucson, AZ              96,702
     Bear Canyon                   Tucson, AZ              70,941
     Bears Path                    Tucson, AZ              40,728
     Plaza Palomino                Tucson, AZ              98,634
     River Oaks                    Abilene, TX            140,899
     San Miguel Square             Midland, TX             77,582
     Colonnade at Polo Park        Midland, TX            105,749
     Crossroads                    San Antonio, TX        710,724
     Northcross Mall               Austin, TX             298,762
     Victoria Mall                 Victoria, TX           632,466

    Office Building
    ----------------
     Independence Plaza            Midland, TX            148,417
     50 Penn Place                 Oklahoma City, OK      311,363
     La Placita Village            Tucson, AZ             216,446
     Reunion Center                Tulsa, OK               89,265
     Century Plaza                 Midland, TX             95,443

    Land                                                   Acres
    ----------------                                      --------
     Red Oak (residential)         Midland, TX              398.3
     Lewisville (residential)      Lewisville, TX            95.3

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

     On December 31, 2000, all 100 outstanding shares of Southwest's Common Stock were held by SRH. SRH has one class of common equity securities, its Common Stock, par value $.10 per share. On December 31, 2000, 946,488 and 129,046 shares of SRH's Common Stock and Redeemable Common Stock, respectively were held by 382 holders of record. SRH's and Southwest's Common Stock are collectively referred to hereafter as the "Common Stock."

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

     There are several restrictions on the Company's ability to pay dividends, including (i) the provisions of the Delaware Corporation Laws,
(ii) certain restrictive provisions in the Indenture executed in connection with Southwest's 10.5% Senior Notes due 2004 (the "Indenture"), and (iii) a restrictive covenant in the Company's Revolving Loan Facility Agreement dated August 17, 2000 with Foothill Capital Corporation, as Agent (the "Revolving Loan Facility"). Under the Indenture, the Company must meet several financial tests before it can pay cash dividends. These requirements work together to effectively prohibit the payment of cash dividends. In addition, the Revolving Loan Facility expressly prohibits the payment of cash dividends on Southwest's common stock.

Recent Sales of Unregistered Securities

     None

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

                                        Year Ended December 31,
                             2000      1999      1998    1997 (a)    1996
                           -------  ---------  -------   -------   -------
                                 (in thousands, except per share data)
Consolidated Income Statement Data:
Operating revenues:
  Oil and gas             $  54,263 $  31,425 $  32,467 $  38,500 $  33,787
  Well service                    -         -         -     7,789     8,013
  Real estate                31,113    31,301    25,650     9,338     4,487
  Other                         371     1,206     1,392     1,227       614
                             ------    ------    ------    ------    ------
1887: Total operating revenue  85,747    63,932    59,509    56,854  46,901
                             ------    ------    ------    ------    ------
Operating expenses:
  Oil and gas                15,153    10,833    18,395    18,500    14,846
  Well service                    -         -         -     5,600     6,145
  Real estate                19,258    18,374    13,242     4,138     1,887
  General and administrative   4,490    3,109   4,450   5,745   5,436
  Depreciation, depletion and
   amortization              10,441     9,987    19,240    15,034     8,430
  Impairment of oil and gas
   properties                     -         -    64,000         -         -
  Other                         848       798     1,235     1,342       554
                            -------    ------    ------    ------    ------
   Total operating expenses   50,190    43,101   120,562    50,359  37,298
                            -------    ------    ------    ------    ------
Operating income (loss)      35,557    20,831  (61,053)     6,495     9,603
                            -------    ------    ------    ------    ------
Other income (expense):
  Interest expense         (42,964)  (41,910)  (36,490)  (18,894)  (10,016)
  Interest income             1,157       954     1,478     1,002       441
  Other                       2,641       952       370       145       561
                            -------    ------    ------    ------    ------
                           (39,166)  (40,004)  (34,642)  (17,747)   (9,014)
                            -------    ------    ------    ------    ------

                                        Year Ended December 31,
                             2000      1999      1998    1997 (a)    1996
                           -------  ---------  -------   -------   -------
                                 (in thousands, except per share data)
Income (loss) before income
 taxes, minority interest,
 equity loss and
 extraordinary item   (3,609)  (19,173)  (95,695)  (11,252)   589
Income tax benefit (provision)      -         -      2,348     2,641   (365)
Minority interest in
 subsidiaries, net of tax    1,109     1,820     913  430    181
Equity in loss of subsidiary and
  partnerships, net of tax        -     (931)   (3,620)     (203)          -
Extraordinary item, net of tax     12,622    12,875    -   (3,109)       -
                            -------    ------    ------    ------    ------
Net income (loss)         $  10,122 $ (5,409) $(96,054) $(11,493) $     405
                            =======    ======    ======    ======    ======
Income (loss) per common share
1931:  before extraordinary item $(2.33) $(17.00) $(89.28) $ (7.78)   $0.42

1933:   Consolidated Balance Sheet Data:
1934:   Cash and cash equivalents   $ 17,217 $ 16,983 $ 13,801 $ 27,365  $ 8,284
1935:   Net property and equipment   214,565  206,146  213,493  237,675  100,176
  Total assets              263,801   262,167   257,550   305,443   130,284
  Long-term debt, including
   current portion          337,265   347,083   335,084   283,642    93,805

Consolidated Cash Flow Statement
 Data:
  Net cash provided by (used in)
   operating activities      17,413  (10,772)   (5,976)     6,034    10,280
  Net cash used in investing
   activities              (18,282)   (1,124)  (56,283) (173,902)  (33,225)
  Net cash provided by
   financing activities       1,103    15,078    48,695   186,949    27,865

(a) Basic was deconsolidated on July 1, 1997. Earnings for the six months ended June 30, 1997 are included in the Company's consolidated statement of operations. Subsequent to June 30, 1997, any earnings (loss) associated with Basic are reflected in equity in loss of subsidiary.

Selected Operating Data

     The following table sets forth selected information with respect to the Company's operating data for the periods shown.
                                        Year Ended December 31,
                             2000      1999      1998      1997      1996
                           -------   --------  -------   -------   -------
Production volumes:
  Oil and condensate (Mbbls)    1,236     1,306     1,689     1,308    1,001
  Natural gas (MMcf)          4,784     4,627     5,556     5,639     5,403
   Total (MBoe)               2,033     2,077     2,615     2,248     1,901
Average daily production:
  Oil and condensate (Bbls)    3,376     3,578     4,628     3,584     2,735
  Natural gas (Mcf)          13,070    12,677    15,222    15,449    14,762
   Total (Boe)                5,555     5,691     7,165     6,159     5,194
Average realized prices (a):
  Oil and gas condensate
   (per Bbl)              $   28.56 $   16.23 $   12.73 $   19.12 $   20.44
  Natural gas (per Mcf)        3.89      2.19      1.85      2.24      2.22
   Per Boe                    26.51     15.09     12.16     16.75     17.07
Expenses (per Boe):
  Lease operating(including
   production taxes)      $    7.45 $    5.22 $    7.03 $    8.23 $    7.81
  Oil and gas depletion        2.46      2.36      5.97      5.52      3.38
  Oil and gas general and
   administrative, net (b)     1.25       .78      1.04      1.63    1.28

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

     Southwest Royalties Holdings, Inc., a Delaware corporation, was formed in 1997 to serve as a holding company for Southwest Royalties, Inc.,
Midland Red Oak Realty, Inc. and an equity investment in Basic Energy Services, Inc. SRH is an independent oil and gas company engaged in the acquisition, development and production of oil and gas properties, primarily in the Permian Basin of West Texas and southeastern New Mexico, through its wholly-owned subsidiary, Southwest. Since 1983, Southwest has grown primarily through selective acquisitions of producing oil and gas properties, both directly and through the oil and gas partnerships it manages. SRH also owns and manages real estate properties through its subsidiary, Red Oak. SRH has grown over the last several years primarily through acquisitions in each of its businesses.

     On October 14, 1997, Southwest completed a $200 million private placement of 10.5% Senior Notes due 2004, to among other things, provide approximately $72 million for acquisitions and approximately $27 million of working capital. An integral part of the Southwest business strategy in conjunction with the 10.5% Senior Note issuance, involved the successful investment of the additional working capital into both the development and exploitation of its existing oil and gas properties and the acquisition of additional producing oil and gas properties. It was imperative to increase production volumes to meet the necessary ongoing cash flow needs and requirements of Southwest. The successful investment of the additional working capital would dramatically increase production levels thereby supplying additional cash flow to Southwest to meet requirements and continue to fund additional capital expenditure projects.

     The harsh decline in commodity pricing experienced by Southwest throughout 1998 and the first half of 1999, had a double impact on Southwest's cash flow by severely reducing proceeds associated with current production levels and reducing Southwest's investment into undeveloped reserves. The inability to replace the existing, depleting reserve base ultimately and systematically created lower revenues and margins.

     As net revenues fell due to these circumstances of declining price and production, an increasingly larger portion of Southwest's cash flow was necessary to meet debt interest expense.

     During the later part of 1999 and throughout 2000, commodity prices have made a come back. The improvements in the commodity price environment have enhanced Southwest's financial flexibility, as compared to what existed at the end of 1998 and 1999. Based on current commodity prices, Southwest is building its cash reserves and has reimplemented its drilling program. Southwest seeks to increase its oil and gas reserves, production and cash flow by concentrating on drilling low-risk developmental wells and by conducting additional development activities such as recompletions. Southwest is also actively searching for attractive oil and gas property acquisitions.

     Management realizes that Southwest is highly leveraged and intends to closely monitor the business environment and to continue its efforts to reduce debt and create financial flexibility. Southwest anticipates that it will continue to evaluate the sale of non-core assets, the disposition of which would increase capital resources available for other activities and create organizational and operational efficiencies. While Southwest generally does not dispose of assets solely for the purpose of reducing debt, such dispositions can have the result of furthering Southwest's objective of financial flexibility through reduced debt levels.

     Southwest uses the full cost method of accounting for its investment in oil and gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and gas reserves are capitalized into a "full cost pool" as incurred, and properties in the pool are depleted and charged to operations using the gross revenues method based on the ratio of current gross revenues to total proved future gross revenues, computed based on current prices. Significant downward revisions of quantity estimates or declines in oil and gas prices that are not offset by other factors could result in a writedown for impairment of oil and gas properties. Once incurred, a writedown of oil and gas properties is not reversible at a later date, even if oil or natural gas prices increase. As of December 31, 2000 and 1999 oil price had increased significantly over prices received during 1998, thus no write down of capitalized costs of oil and gas properties was deemed necessary for the years ended December 31, 2000 and 1999.

     Red Oak. Red Oak acquires and manages neighborhood and community shopping centers, other retail and commercial properties and office buildings. These properties are primarily leased, on a long-term basis, to major retail companies, local specialty retailers and professional and business tenants throughout secondary urban markets. As of December 31, 2000, Red Oak owned and managed fifteen shopping centers, five office buildings and raw land held for future development. Red Oak's revenue, profitability and cash flows are substantially dependent upon the ability of Red Oak to lease its properties on economically favorable lease terms.

     Red Oak's business plan focuses on the identification and acquisition of under-managed, and therefore undervalued, real estate. Red Oak's acquisition criterion identifies properties that have potential for value appreciation because of qualities such as irreplaceable location and unused pad sites as well as leasing opportunity based on previous unfocused management. Upon acquiring these properties, Red Oak must reposition and revitalize the majority of its properties to increase cash flow and market value. This process is very capital intensive. Red Oak generally obtains financing for both the acquisition and repositioning of the property. The revitalization and repositioning plan may take from eighteen to sixty months, depending on many factors. During the repositioning period, the property normally will not produce positive cash flow. Based on this operating strategy, Red Oak does not expect to generate much, if any, cash flow from operations in the near future and is dependent on its ability to create equity in its properties through its management practices to be able to obtain additional financing for operations until the time that the properties can cash flow on their own, or their market value is such that they can be sold at a profit.

     Red Oak experienced financial difficulties and generated losses for the years ended December 31, 2000, 1999 and 1998. The capital structure of Red Oak is highly leveraged with $58.5 million and $15.1 million of principal and cash interest payments, respectively, due in 2001. Management is currently in the process of renegotiating the terms of Red Oak's various obligations with its lenders and/or seeking new lenders or equity investors. Additionally, management would consider disposing of certain assets in order to meet its obligations.

     Basic. Effective July 1, 1997 Basic was deconsolidated from SRH's financial statements and SRH has subsequently, through December 31, 2000, accounted for its ownership in Basic as an equity investment consistent with the equity method of accounting under GAAP. As such, comparisons of Basic's revenue and expenses for the years ended December 31, 2000, 1999 and 1998 are not relevant, and therefore, no discussion of such results of operations are provided herein. On December 21, 2000, Basic completed a refinancing and restructuring of its debt and equity. (See Note 7 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data"). After giving effect to the refinancing and restructuring of Basic's debt and equity, the Company's direct and indirect ownership percentage in Basic was diluted to approximately 9.13% from 38.84% and is no longer deemed to be a material investment.

     SRH, Red Oak and Southwest regularly pursue and evaluate recapitalization strategies and acquisition opportunities (including opportunities to engage in mergers, consolidations or other business combinations) and at any given time may be in various stages of evaluating such opportunities.

Results of Operations

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     The following table summarizes production volumes and average sales prices for SRH's oil and gas operations, including the effect on revenues, for the periods indicated:

                                      Year Ended        2000 Compared
                                     December 31,          to 1999
                                  ----------------- ---------------------
                                                         %      Revenue
                                                      Increase  Increase
                                   2000      1999    (Decrease)(Decrease)
                                  ------    ------   --------- ---------
                                                            (in thousands)
Production volumes:
  Oil and condensate (MBbls)       1,236     1,306    (5%)     $(1,999)
  Natural gas (MMcf)               4,784     4,627      3%         611
Average sales prices:
  Oil and condensate (per Bbl)         $   28.56 $      16.23  75%   $
16,103
  Natural gas (per Mcf)             3.89      2.19     77%       7,866

     Revenues. Revenues for SRH increased 34% to $85.7 million in 2000 from $63.9 million in 1999.

     Oil and gas revenue increased 73% to $54.3 million in 2000 from $31.4 million in 1999. The increase in oil and gas revenue is due to increases in oil and gas prices. Increases in oil and gas prices resulted in increased oil and gas revenues of approximately $24.0 million. Net decreases in production offset the increase in prices by approximately $1.4 million. Increased oil and gas partnership distributions added approximately $279,000 to increased oil and gas revenues.

     Oil and gas production decreased 2% or approximately 136 BOEPD, to 5,555 BOEPD in 2000 from approximately 5,691 BOEPD in 1999. In an ongoing effort to increase the Company's cash position and/or reduce the number of high operating expense properties in its oil and gas portfolio, management has sold oil and gas properties for approximately $566,000 in 2000 and $5.6 million in 1999. The production decline resulting from oil and gas property sales was approximately 138 BOEPD.

     Real estate revenues decreased 1% to $31.1 million in 2000 from $31.3 million in 1999.

     Operating   Expenses.    Operating  expenses,   before   general   and
administrative expense, depreciation, depletion and amortization, increased 18% to $35.3 million in 2000 from $30.0 million in 1999.

     Oil and gas operating expense increased approximately 40% to $15.2 million in 2000 from $10.8 million in 1999. The increase is due primarily to increased production taxes, associated with the 73% increase in oil and gas revenue as discussed above, and increased workover expense and repairs associated with bringing wells back on line, which were deemed uneconomical due to depressed oil and gas prices experienced during 1998 and a portion of 1999. The average operating expense increased 43% to $7.45 per BOE in 2000 from $5.22 per BOE in 1999.

     Real estate operating expense increased approximately 5% to $19.3 million in 2000 from $18.4 million in 1999. The increase in real estate operating expenses is due primarily to increases in utilities expense, hazard insurance, property taxes and repairs and maintenance associated with the properties Red Oak owns, as well as increased salaries, health insurance and other administrative expenses associated with the property management staff.

     General and Administrative ("G&A") Expense. G&A expense for the Company increased 44% to $4.5 million in 2000 from $3.1 million in 1999. Oil and gas G&A expense increased 57% to $2.6 million in 2000 from $1.6 million in 1999, and averaged $1.25/Boe in 2000, a 60% increase compared to $.78/Boe in 1999. The increase in oil and gas G&A is due primarily to increased personnel and insurance costs as well as increased legal and professional fees associated with evaluating business strategies and opportunities. Real estate G&A expense decreased 9% to $1.5 million in 2000 from $1.6 million in 1999. The decrease in real estate G&A relates primarily to consulting fees incurred in 1999.

     Depreciation, Depletion and Amortization ("DD&A") Expense. DD&A expense for SRH increased 5% to $10.4 million in 2000 from $10.0 million in 1999. Oil and gas DD&A expense remained constant at $5.4 million in 2000 compared to $5.4 million in 1999 and on a Boe basis, increased 2% to $2.67/Boe in 2000 from $2.60/Boe in 1999. Real estate DD&A expense increased 8% to $4.8 million in 2000 from $4.5 million in 1999 due to the impact of capital improvements.

     Interest Expense. Interest expense for SRH increased 3% to $43.0 million in 2000 from $41.9 million in 1999. Oil and gas interest expense decreased 2% to $21.9 million in 2000 from $22.4 million in 1999. Real estate interest expense increased 7% to $21.1 million for 2000 compared to $19.7 million in 1999. The increase in real estate interest expense is due to additional debt used to finance capital improvements and operations.

     Equity in Loss of Subsidiary. Equity in Loss of Subsidiary for the year ended December 31, 1999 resulted in a charge of $931,000 of which, $744,000 was a non-cash charge for the impairment of the equity investment in Basic recognized in 1999. There was no charge during 2000 in relation to SRH's investment in Basic. The investment was written down to zero at December 31, 1999. This amount relates to SRH's 9.13% direct and indirect investment in Basic.

     Net Income (Loss). Due to the factors described above, net income for SRH increased 287% to $10.1 million in 2000 from a net loss of $5.4 million in 1999. Oil and gas net income was approximately $29.2 million in 2000 as compared to $7.3 million in 1999. Included in the oil and gas net income for 2000 and 1999 is an extraordinary gain associated with the repurchase of approximately 19% of the original issue, $200 million face 10.5% senior notes issued in October of 1997, in each of the two years of approximately $14.1 and $14.5 million, respectively. The extraordinary gain of $14.1 in 2000 was partially offset by an extraordinary loss of approximately $1.4 million associated with the refinancing of Southwest's $50.0 million Revolving Loan Facility in August 2000. Real estate net losses decreased 1% to $12.9 million in 2000 from $13.0 million in 1999. Included in the real estate net loss for 1999 is an extraordinary loss of $1.6 million associated with the write off of deferred debt costs related to a portion of Red Oak's debt which was refinanced in 1999.

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

     Interest Expense. Interest expense for SRH increased 15% to $41.9 million in 1999 from $36.5 million in 1998. Oil and gas interest expense remained relatively constant at $22.4 million in 1999 as compared to $22.5 million in 1998. Real estate interest expense increased 41% to $19.7 million for 1999 from $14.0 million in 1998. The real estate interest expense increases were due to additional debt used to finance acquisitions and operations.

     Equity in Loss of Subsidiary. Equity in Loss of Subsidiary resulted in a charge of $931,000 of which, $744,000 was a non-cash charge for the impairment of the equity investment in Sierra recognized in 1999. This amount relates to SRH's 39% direct and indirect investment in Sierra.

     Net Income (Loss). Due to the factors described above, net loss for SRH decreased 94% to $5.4 million in 1999 from $96.1 in 1998. Oil and gas net income was approximately $7.3 million in 1999 as compared to a net loss of $88.4 million in 1998. Included in the oil and gas net income for 1999 is an extraordinary gain associated with the repurchase of approximately 19% of the original issue, $200 million face 10.5% senior notes issued in October of 1997, of approximately $14.5 million. Real estate net losses increased 122% to $13.0 million in 1999 from $5.9 million in 1998. Included in the real estate net loss for 1999 is an extraordinary loss of $1.6 million associated with the write off of deferred debt costs related to a portion of Red Oak's debt which was refinanced in 1999.

Liquidity and Capital Resources

     Funding for the Company's business activities has historically been provided by operating cash flows, bank borrowings and debt issuance, reserve-based financing and sales of equity. Any future capital expenditures, other than those with previously arranged and set-aside lines of financing, will most likely require additional equity or financing and will be dependent upon financing arrangements available at the time. The significant decrease in oil and gas prices experienced during the last quarter of 1997 and extending through the first half of 1999, severely limited cash flow from operations, depleted working capital and rendered most other financing sources unavailable, or if available, on very unattractive terms to Southwest. With the upturn in commodity prices, Southwest's management believes that additional capital sources and financing opportunities may be available in the market. Because of higher commodity pricing, Southwest's operating cash flows have improved allowing for the investment of capital expenditures that would, if successful, increase company production and its reserve base.

     Management is constantly monitoring the Company's cash position and its ability to meet its financial obligations as they become due, and in this effort, is continually exploring various strategies for addressing its current and future liquidity needs. During 2000 and 1999, for instance, Southwest sold $566,000 and $5.6 million, respectively, of oil and gas properties in an ongoing effort to decrease its production costs and improve its cash position and also negotiated a $50 million Revolving Loan Facility, the proceeds of which were used to purchase in December 1999 and January 2000, approximately $76.3 million of the 10.5% Senior Notes due 2004. As of December 31, 2000, SRH's consolidated cash balance was $21.8 million, of which $16.4 million was available to Southwest and $5.4 million was available to Red Oak.

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

     SRH has a highly leveraged capital structure with, approximately, $33.7 million of cash interest and $57.7 million of principal (net of a related party note of $817,000 between Southwest and Red Oak) due in 2001. The majority, $15.1 million of cash interest and $58.5 million of principal (which includes the $817,000 related party note between Southwest and Red
Oak) due in 2001, pertains to Red Oak. Management is currently in the process of renegotiating the terms of SRH's various obligations with its debt holders and/or attempting to seek new lenders or equity investors.
Additionally, management would consider disposing of certain assets in order to meet its obligations.

     There can be no assurance that SRH's debt restructuring efforts in connection with their real estate subsidiary will be successful or that the debt holders will agree to a course of action consistent with SRH's requirements in restructuring the obligations. Even if such agreement is reached, it may require approval of other creditors of SRH, none of which is assured. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to SRH.

     SRH, Red Oak and Southwest regularly pursue and evaluate recapitalization strategies and acquisition opportunities (including opportunities to engage in mergers, consolidations or other business combinations) and at any given time may be in various stages of evaluating such opportunities.

     Net Cash Provided By (Used By) Operating Activities. SRH's operating activities provided cash flows of $17.4 million in 2000 and used cash flows of $10.4 million and $6.0 million in 1999 and 1998, respectively. SRH's ability to generate cash flow from operating activities has been substantially improved in 2000 do to the increase in the oil and gas commodity prices. Southwest generated $19.7 million of cash flow through operations in 2000. Red Oak used $2.3 million in its operating activities in 2000. Red Oak's ability to generate cash flow from operations is severely restricted due to its highly leveraged capital structure.

     Net Cash Used in Investing Activities. Cash flows used in SRH's investing activities were $18.3 million, $1.1 million and $56.3 million for 2000, 1999 and 1998, respectively. Oil and gas and commercial real estate acquisitions and development activities were the primary uses of funds in each year.

     The   following  table  sets  forth  capital  expenditures,  including acquisitions, made by SRH during the periods indicated.
                                            Year Ended December 31,
                                      -----------------------------------
                                            2000      1999      1998
                                           -----     -----     -----
                                                 (in thousands)
Oil and gas properties
     Development                          $  8,770  $  3,195  $  7,897
     Exploration                               476        76       834
     Acquisitions                            1,318       417     1,315
Oil and gas other                              475       233       617
Real estate                                  9,389     6,723    53,412
Other                                               -         305
433
                                            ------   -------   -------
       Total                              $ 20,428  $ 10,949  $ 64,508
                                            ======   =======   =======

     The Company is tentatively budgeting $21.0 million in capital expenditures in its oil and gas business for 2001 and expects the budget to be funded through current cash balances and cash provided from operations. Of the $21.0 million capital expenditures budgeted for 2001, $16.0 million is for development projects. The final budget will depend on financial strategies that are currently being developed including hedging strategies, divestitures and company structure. The budget will also be affected by the volatility of the oil and gas commodity prices. Further revisions may be necessary during the year in response to market conditions and any debt and/or equity restructurings, which can be negotiated by the Company. The Company is currently limited to $13.0 million in capital expenditures in its oil and gas business based on current loan covenants and will therefore need to request waivers from its lender for the expanded capital expenditure budget. Although the Company cannot be certain, based on the strong commodity pricing market, the company expects the lender to waive the restriction.

  The Company is tentatively budgeting $4.0 million in capital improvements expenditures in its real estate business for 2001. Funding for the 2001 capital expenditures will come from draws on existing Notes, which are collateralized by the real estate on which the capital improvements are to be made.

     Net Cash Provided by Financing Activities. Cash provided by SRH's financing activities was $1.1 million (including additional net borrowings of $1.3 million), $14.8 million (including additional net borrowings of $14.9 million) and $48.7 million (including additional net borrowings of $49.1 million) for 2000, 1999 and 1998, respectively.

     Southwest used $8.0 million in its financing activities in 2000 primarily to repurchase and retire a portion of its 10.5% Senior Notes and refinance its $50 million Revolving Loan Facility. Red Oak's financing activities provided $9.0 million in 2000 which was used primarily to fund capital improvements. For a complete listing of the Company's debt obligations see Note 7 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data".

     Hedging Activities. Southwest, from time to time, uses option contracts to mitigate the volatility of price changes on commodities Southwest produces and sells as well as to lock in prices to protect the economics related to certain capital projects. (See Note 13 of the Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for a discussion of Southwest's Commodity Hedging and Derivative Financial Instruments.)

Other Issues

Derivative Instruments and Hedging Activities.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to changes in the fair value of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign currency denominated forecasted transaction. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the Company's statement of operations. The adoption of SFAS No. 133 on January 1, 2001 did not have a material impact on the Company's financial position or results of operations. The Company recorded a net transition adjustment gain of $1,030,000 in accumulated other comprehensive income on January 1, 2001.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following quantitative and qualitative information is provided about financial instruments to which the Company is a party as of December 31, 2000, and from which the Company may incur future earnings gains or losses from changes in market interest rates or commodity prices.

Quantitative Disclosures

     Interest rate sensitivity. The following table provides information about the Company's debt obligations which are sensitive to changes in interest rates. The table presents cash maturities by expected maturity dates together with the weighted average interest rates expected to be paid on the debt, given current contractual terms and market conditions. For fixed rate debt, the weighted average interest rate represents the contractual fixed rates that the Company is obligated to periodically pay on the debt; for variable rate debt, the average interest rate represents the average rates being paid on the debt at December 31, 2000.

                                      As of December 31, 2000
                        2001   2002    2003   2004 2005Thereafter     Total
Fair Value
                        ----   ----    ----   ---- --------------     -----
----------
Total debt
  maturities           $56,231    $ 104,197     $  52,791   $ 122,785     $
408                 $ 853 $ 337,265     $ 318,854
Fixed  rate debt       $4,116     $ 390  $ 617  $  122,759  $ 18  $  853  $
128,753             $ 110,342
Weighted average
 interest rate        10.48%       10.48%  10.48% 10.48%     8.04%  8.05%
Variable rate debt    $52,115    $ 103,807     $  52,174   $ 26  $   390  $
-                   $ 208,512$208,512
Average interest rate        10.48%       10.48%  10.97%     10.50%  10.50%
-

      Commodity  price  sensitivity.  See  Notes  1  and  13  of  Notes  to
Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the accounting procedures followed by SRH relative to hedge derivative financial instruments and for specific information regarding the terms of the Company's derivative financial instruments which are sensitive to changes in natural gas and crude oil commodity prices.

     Southwest, from time to time, uses option contracts to mitigate the volatility of price changes on commodities Southwest produces and sells as well as to lock in prices to protect the economics related to certain capital projects.

     On December 30, 1999, Southwest entered into a basket revenue protection agreement, which provides the Company with an oil and gas revenue floor. The contract was for the period January 1, 2000 through December 31, 2000. The agreement was to be calculated on a calendar year quarter as disclosed in the following table based on NYMEX Natural Gas and NYMEX Crude Oil:

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

     Payments shall be made no later than five business days, after each quarterly floating price is determinable by NYMEX. The cost of the floor was approximately $638,000 and is amortized monthly as a reduction of oil and gas revenues. The cost of the floor was fully amortized at the conclusion of the December 31, 2000 contract period.

     On September 6, 2000, Southwest entered into a floor option, which provides the Company with a crude oil price floor. The contract is for the period January 1, 2001 through December 31, 2001. The option is for a notional amount of 1,100 Bbls of oil a day at a floor price of $25, based on NYMEX Light Sweet Crude. The agreement is to be calculated on a monthly basis with payments to be made no later than five business days after calculating period. The cost of the floor was approximately $466,000.

     On October 11, 2000, Southwest entered into a floor option, which provides the Company with a crude oil price floor. The contract is for the period January 1, 2001 through December 31, 2001. The option is for a notional amount of 500 bbls of oil a day at a floor price of $27, based on NYMEX Light Sweet Crude. The agreement is to be calculated on a monthly basis with payments to be made no later than five business days after calculating period. The cost of the floor was approximately $224,000.

     On November 20, 2000, Southwest entered into a floor option, which provides the Company with a crude oil price floor. The contract is for the period June 1, 2001 through May 31, 2002. The option is for a notional amount of 1,000 Bbls of oil a day at a floor price of $22, based on NYMEX Light Sweet Crude. The agreement is to be calculated on a monthly basis with payments to be made no later than five business days after calculating period. The cost of the floor was approximately $310,000.

     On December 1, 2000, Southwest entered into a floor option, which provides the Company with a natural gas price floor. The contract is for the period June 1, 2001 through May 31, 2002. The option is for a notional amount of 3,325 MMBtu of natural gas a day at a floor price of $3.00, based on NYMEX Henry Hub. The agreement is to be calculated on a monthly basis with payments to be made no later than five business days after calculating period. The cost of the floor was approximately $140,000.

     On December 8, 2000, Southwest entered into a floor option, which provides the Company with a natural gas price floor. The contract is for the period April 1, 2001 through March 31, 2002. The option is for a notional amount of 1,700 MMBtu of natural gas a day at a floor price of $4.50, based on NYMEX Henry Hub. The agreement is to be calculated on a monthly basis with payments to be made no later than five business days after calculating period. The cost of the floor was approximately $416,000.

     The total carrying value of the oil and gas floor options held by Southwest at December 31, 2000 is approximately $1,556,000. The fair market value of the oil and gas floor option at December 31, 2000 is approximately $2,586,000.

     On February 14, 2001, Southwest entered into a floor option, which provides the Company with a natural gas price floor. The contract is for the period April 1, 2001 through March 31, 2002. The option is for a notional amount of 3,000 MMBtu of natural gas a day at a floor price of $4.25, based on NYMEX Henry Hub. The agreement is to be calculated on a monthly basis with payments to be made no later than five business days after calculating period. The cost of the floor was approximately $296,000.

     On February 14, 2001, Southwest entered into a floor option, which provides the Company with a natural gas price floor. The contract is for the period March 1, 2001 through August 31, 2001. The option is for a notional amount of 5,000 MMBtu of natural gas a day at a floor price of $4.50, based on NYMEX Henry Hub. The agreement is to be calculated on a monthly basis with payments to be made no later than five business days after calculating period. The cost of the floor was approximately $156,000.

Qualitative Disclosures

     Non-derivative financial instruments. The Company is a borrower under fixed rate and variable rate debt instruments that give rise to interest rate risk. The Company's objective in borrowing under fixed or variable rate debt is to satisfy capital requirements while minimizing the Company's costs of capital. To realize its objectives, the Company borrows under fixed and variable rate debt instruments, based on the availability of capital  and  market  conditions.  See Note  7  of  Notes  to  Consolidated
Financial Statement included in "Item 8. Financial Statements and Supplementary Data" for a discussion relative to the Company's debt instruments.

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

     As of December 31, 2000, the Company's primary risk exposures associated with financial instruments to which it is a party include natural gas and crude oil price volatility and interest rate volatility. The Company's primary risk exposures associated with financial instruments have not changed significantly since December 31, 2000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                Index to Consolidated Financial Statements

                                                              Page
                                                             -----

Consolidated Financial Statements of Southwest Royalties
  Holdings, Inc. and Subsidiaries
Independent Auditors' Report                                   50
Consolidated Balance Sheets as of December 31, 2000 and 1999          51
Consolidated Statements of Operations for the Years Ended
  December 31, 2000, 1999 and 1998                             53
Consolidated Statements of Stockholders' Equity for the Years
  Ended December 31, 2000, 1999 and 1998                       55
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998                             56
Notes to Consolidated Financial Statements                     58

                       INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Southwest Royalties Holdings, Inc.:


     We have audited the accompanying consolidated balance sheets of Southwest Royalties Holdings, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We   conducted  our  audits  in  accordance  with  auditing  standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southwest Royalties Holdings, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

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

Midland, Texas
March 28, 2001

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                              (in thousands)

                                                        December 31,
                                                  ------------------------
ASSETS                                                2000      1999
----------------------------------------------------------     -----  -----
Current assets
  Cash and cash equivalents                         $ 17,217  $ 16,983
  Restricted cash                                      4,558    10,003
  Accounts receivable, net of allowance of
   $559 and $440, respectively                        10,302     7,134
  Receivables from related parties                     1,941       836
  Other current assets                                 3,166     1,179
                                                     -------   -------
     Total current assets                             37,184    36,135
                                                     -------   -------

Oil and gas properties, using the full cost
 method of accounting
  Proved                                             203,776   193,319
  Unproved                                             1,600     2,059
                                                     -------   -------
                                                     205,376   195,378
  Less accumulated depletion, depreciation
   and amortization                                  131,734   126,742
                                                     -------   -------
     Oil and gas properties, net                      73,642    68,636
                                                     -------   -------
Rental property, net                                 133,385   128,685
                                                     -------   -------
Rental property - construction in progress             2,926     3,984
                                                     -------   -------
Other property and equipment, net                      4,612     4,841
                                                     -------   -------
Other assets
  Real estate investments                              3,024     3,644
  Deferred debt costs, net of accumulated
     amortization  of  $5,698  and  $3,450,  respectively             7,043
13,816
  Noncompete covenants, net of accumulated
   amortization of $877 and $563, respectively           727     1,041
  Other, net                                           1,258     1,385
                                                     -------   -------
  Total other assets                                  12,052    19,886
                                                     -------   -------
Total assets                                        $263,801  $262,167
                                                     =======   =======
                                                           (continued)


           The accompanying notes are an integral part of these consolidated financial statements.

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                   (in thousands, except per share data)

                                                        December 31,
LIABILITIES, MINORITY INTEREST, REDEEMABLE        ------------------------
 COMMON STOCK AND STOCKHOLDERS' EQUITY                2000      1999
----------------------------------------------------------     -----  -----
Current liabilities
  Current maturities of long-term debt              $ 56,231  $ 40,277
  Accounts payable                                     7,045     6,011
  Accounts payable to related parties                  1,543       867
  Accrued expenses                                     6,477     5,896
  Accrued interest payable                             4,612     4,774
                                                     -------   -------
     Total current liabilities                        75,908    57,825
                                                     -------   -------
Long-term debt                                       281,034   306,806
                                                     -------   -------
Other long-term liabilities                            1,645     1,220
                                                     -------   -------
Minority interest                                          -         8
                                                     -------   -------
Redeemable common stock of subsidiary                      -     1,228
                                                     -------   -------
Redeemable common stock - 129,046 shares issued        8,290     8,290
                                                     -------   -------
Stockholders' equity
  Preferred stock - $1 par value; 5,000,000 shares
   authorized; none issued                                 -         -
  Common stock - $.10 par value; 5,000,000 shares
   authorized; 1,161,037 issued at December 31, 2000
   and 1999                                              116       116
  Additional paid-in capital                           2,196     2,196
  Accumulated deficit                               (100,662) (110,784)
   Note  receivable  from  an officer and  stockholder              (1,616)
(1,648)
  Less:  treasury stock - at cost; 214,549 shares at
   December 31, 2000 and 214,215 shares at
   December 31, 1999                                 (3,110)   (3,090)
                                                     -------   -------
     Total stockholders' deficit                    (103,076) (113,210)
                                                     -------   -------
Total liabilities, minority interest, redeemable
  common stock and stockholders' equity             $263,801  $262,167
                                                     =======   =======






           The accompanying notes are an integral part of these consolidated financial statements.

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                   (in thousands, except per share data)

                                        For the years ended December 31,
                                       ----------------------------------
                                           2000       1999      1998
                                          -----      -----     -----
Operating revenues
  Oil and gas                           $ 54,263   $  31,425 $  32,467
  Real estate                             31,113      31,301    25,650
  Other                                      371       1,206     1,392
                                        ---------  ---------  ---------
  Total operating revenues                85,747      63,932    59,509
                                        ---------  ---------  ---------
Operating expenses
  Oil and gas production                  15,153      10,833    18,395
  Real estate                             19,258      18,374    13,242
  General and administrative, net of
     related party management and
     administrative fees of $3,254, $3,515
     and $3,789, respectively              4,490       3,109     4,450
   Depreciation,  depletion  and amortization             10,441      9,987
19,240
    Impairment   of  oil  and  gas  properties               -            -
64,000
  Other                                      848         798     1,235
                                        ---------  ---------  ---------
  Total operating expenses                50,190      43,101   120,562
                                        ---------  ---------  ---------
Operating income (loss)                   35,557      20,831  (61,053)
                                        ---------  ---------  ---------
Other income (expense)
  Interest and dividend income             1,157         954     1,478
  Interest expense                      (42,964)    (41,910)  (36,490)
  Other                                    2,641         952       370
                                        ---------  ---------  ---------
                                        (39,166)    (40,004)  (34,642)
                                        ---------  ---------  ---------
                                                           (continued)

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                   (in thousands, except per share data)

                                        For the years ended December 31,
                                       ----------------------------------
                                           2000       1999      1998
                                          -----      -----     -----

Loss before income taxes, minority
  interest, equity loss and extraordinary
  item                                   (3,609)    (19,173)  (95,695)
  Income tax benefit                           -           -     2,348
                                        ---------  ---------  ---------
Loss before minority interest,
  equity loss and extraordinary item     (3,609)    (19,173)  (93,347)
  Minority interest in subsidiaries,
   net of tax                              1,109       1,820       913
  Equity loss in subsidiary and
   partnerships, net of tax                    -       (931)   (3,620)
                                        ---------  ---------  ---------
Loss before extraordinary item           (2,500)    (18,284)  (96,054)
  Extraordinary gain from early
    extinguishment  of  debt, net  of  tax               12,622      12,875
-
                                        ---------  ---------  ---------
Net income (loss)                       $ 10,122   $ (5,409) $(96,054)
                                        =========  =========  =========
Income (Loss) per common share
  Loss per common share before
   extraordinary item                   $  (2.33)  $ (17.00) $ (89.28)
  Extraordinary gain from early
    extinguishment  of  debt,  net  of  tax               11.74       11.97
-
                                        ---------  ---------  ---------
Income (Loss) per common share          $   9.41   $  (5.03) $ (89.28)
                                        =========  =========  =========
Weighted average shares outstanding     1,075,534  1,075,868  1,075,868
                                        =========  =========  =========














           The accompanying notes are an integral part of these consolidated financial statements

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

           For the years ended December 31, 2000, 1999 and 1998

                     (in thousands, except share data)

                                                     Note
                    Common StockAdditional        ReceivableTreasury Stock
                   --------------Paid-InAccumulated  from   ---------------
                    Shares AmountCapital  DeficitStockholderShares  Amount
                   ------- -------------  ---------------------------------
-
Balance -
  January 1, 19981,161,037 $116   $2,196  $(9,321) $(1,707)214,215 $(3,090)

Payments received on
  note receivable        -    -        -        -      28       -       -
Net loss                 -    -        -  (96,054)      -       -       -
                 --------- ----    -----  -------  ------ -------  ------
Balance -
   December 31, 19981,161,037      116     2,196    (105,375)       (1,679)
214,215                    (3,090)

Payments received on
  note receivable        -    -        -        -      31       -       -
Net loss                 -    -        -  (5,409)       -       -       -
                 --------- ----    -----  -------  ------ -------  ------
Balance -
   December 31, 19991,161,037      116     2,196    (110,784)       (1,648)
214,215                    (3,090)

Other                    -    -        -        -       -     334    (20)
Payments received on
  note receivable        -    -        -        -      32       -       -
Net income               -    -        -   10,122       -       -       -
                 --------- ----    -----  -------  ------ -------  ------
Balance -
   December 31, 20001,161,037  $   116  $  2,196 $  (100,662)    $  (1,616)
214,549                  $ (3,110)
                 ========= ====    =====  =======  ====== =======  ======


















           The accompanying notes are an integral part of these consolidated financial statements.

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (in thousands)

                                         For the years ended December 31,
                                        ----------------------------------
                                             2000      1999      1998
                                            -----     -----     -----
Cash flows from operating activities
  Net income (loss)                      $  10,122  $ (5,409)  $(96,054)
  Adjustments to reconcile net income
   (loss) to net cash provided by (used in)
   operating activities:
   Depreciation,  depletion  and amortization              10,441     9,987
19,240
    Impairment  of  oil  and  gas  properties                -            -
64,000
  Noncash interest expense                   9,272      6,344    2,963
  Extraordinary gain from early
   extinguishment of debt                 (12,622)   (12,875)        -
  (Gain) loss on sale of assets            (1,607)      (167)    (275)
  Equity in loss of subsidiary and
   partnerships                                  -        187    3,620
  Noncash hedge amortization                   638          -        -
  Impairment of equity investment                -        744        -
  Other noncash items                           51        329        3
  Amortization of lease commissions            189        525      184
  Bad debt expense                             346        438      501
  Deferred income taxes                          -          -  (2,348)
   Minority  interest  in loss of subsidiary              (1,109)   (1,820)
(913)
  Changes in operating assets and liabilities-
   Accounts receivable                     (4,646)    (1,704)    3,709
   Other current assets                    (1,038)         60    (226)
   Deferred lease costs                        (4)      (398)    (773)
    Accounts  payable  and  accrued  expenses             1,825       (512)
166
   Accrued interest payable                  (162)      (853)      227
   Change in restricted cash                 5,717    (5,284)        -
                                           -------    -------  -------
Net cash provided by (used in) operating
  activities                                17,413   (10,408)  (5,976)
                                           -------    -------  -------
Cash flows from investing activities
   Proceeds  from  sale  of oil and gas  properties       566         5,575
5,706
  Purchase of oil and gas properties      (10,564)    (3,688)  (10,046)
  Purchase of other property, equipment and
   rental property                        (10,922)    (3,277)  (54,462)
  Purchase of other assets                 (1,780)      (733)    (712)
  Purchase of noncompete covenants               -          -  (1,604)
  Change in construction in progress         1,058    (3,984)        -
  Proceeds from sale of other assets            60        515    1,317
  Proceeds from sale of other property,
   equipment and rental property             2,487      3,446       50
                                                           (continued)

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                              (in thousands)

                                         For the years ended December 31,
                                        ----------------------------------
                                             2000      1999      1998
                                            -----     -----     -----
  Purchase of real estate investments            -          -    (333)
   Proceeds  from  sale  of  real  estate  investment       1,053       660
765
  Change in restricted cash                  (272)        331    3,014
  Other                                         32         31       22
                                           -------    -------  -------
Net cash used in investing activities     (18,282)    (1,124)  (56,283)
                                           -------    -------  -------
Cash flows from financing activities
  Proceeds from borrowings                  79,152    144,740   54,589
  Payments on debt                        (77,882)  (120,388)  (3,877)
   Decrease  in  other long-term liabilities                 (75)      (52)
(12)
  Deferred debt costs                      (1,465)    (8,546)  (1,576)
  Refund of debt issue costs                 1,500          -        -
  Prepayment penalty on early
   extinguishment of debt                        -      (887)        -
   Dividends  paid  to minority interest owners             (119)     (121)
(120)
   Purchase  of  minority interest in subsidiary              (8)         -
(309)
   Purchase  of  treasury stock by subsidiary                   -      (32)
-
                                           -------    -------  -------
Net  cash  provided  by financing activities                1,103    14,714
48,695
                                           -------    -------  -------
Net increase (decrease) in unrestricted
  cash and cash equivalents                    234      3,182  (13,564)

  Unrestricted cash and cash equivalents -
  beginning of period                       16,983     13,801   27,365
                                           -------    -------  -------
Unrestricted cash and cash equivalents -
  end of period                          $  17,217  $  16,983  $13,801
                                           =======    =======  =======
Non-cash investing and financing activities
  Deferred debt cost incurred            $   1,000  $       -  $     -
  Increase in other long-term liabilities
    associated with deferred debt costs           $   500      $   -      $
-
  Increase in accrued expenses associated
   with deferred debt costs              $     500  $       -  $     -

Supplemental disclosures of cash flow
 information
  Interest paid                          $  33,855  $  36,419  $31,695


           The accompanying notes are and integral part of these consolidated financial statements.

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Summary of Significant Accounting Policies

Business

     Southwest Royalties Holdings, Inc. ("SRH"), a Delaware corporation was formed in June 1997 to serve as a holding company for Southwest Royalties Inc. ("Southwest"), Midland Red Oak Realty, Inc. ("Red Oak") (collectively, the "Company") and an equity investment in Basic Energy Service, Inc. ("Basic") (formerly Sierra Well Services, Inc.). Each shareholder of Southwest was issued one share in SRH for each share of Southwest stock held. Prior to the formation of SRH, Red Oak and Basic were subsidiaries of Southwest. Southwest paid a dividend of the shares it owned in Red Oak and Basic to SRH. After the formation of SRH, Southwest and Red Oak became subsidiaries of SRH and, as of July 1, 1997, Basic was deconsolidated.

     Southwest is principally involved in the business of oil and gas development and production, as well as organizing and serving as managing general partner for various public and private limited partnerships engaged in oil and gas development and production. Southwest is also the general partner of Southwest Partners II and III, which own common stock in Basic. Southwest sells its oil and gas production to a variety of purchasers, with the prices it receives being dependent upon the oil and gas commodity prices. Red Oak is principally involved in real estate investment and development.

Principles of Consolidation

     The consolidated financial statements include the accounts of SRH and its subsidiaries. As of December 31, 2000, the Company owned 100% of Southwest and 81% of Red Oak. As of December 31, 2000, Southwest has only one subsidiary, Blue Heel Company ("Blue Heel"). Effective November 1999, Threading Products International, LLC ("TPI"), a former subsidiary of Southwest, was liquidated. Effective August 2000, Midland Southwest Software ("MSS"), a former subsidiary of Southwest, was merged into Southwest. Blue Heel holds a nominal interest in certain oil and gas properties owned by Southwest.

     As of December 31, 2000 Red Oak has four wholly-owned subsidiaries, MRO Management, Inc. ("MRO Management"), MRO Commercial, Inc. ("MRO Commercial"), MRO N Cross, Inc. ("Northcross"), and MRO Southwest, Inc.
("MRO Southwest"). MRO Commercial, Northcross and MRO Southwest each hold titles to certain real estate properties and are the borrowers under the credit agreements related to such properties. These credit agreements are non-recourse to Red Oak. MRO Management performs real estate management services for Red Oak, MRO Commercial, Northcross, MRO Southwest and for third party clients. In December 1999, MRO Madera, Inc. ("Madera"), a former subsidiary of Red Oak, was dissolved after all remaining tracts of land were sold. In June 1999, the net assets and liabilities of MRO Properties, Inc. ("MROP") and MRO La Placita, Inc. ("La Placita"), former subsidiaries of Red Oak, were merged into Red Oak.

     The consolidated financial statements include the Company's proportionate share of the assets, liabilities, income and expenses of the oil and gas limited partnerships for which Southwest serves as managing general partner. Southwest accounts for its investments in Southwest Partners II and III using the equity method, as they exercise significant influence over the operations of these partnerships. All significant intercompany transactions have been eliminated.

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

Restricted Cash

     Restricted cash represents amounts required to be reserved in separate accounts by financial lenders. The interest sinking fund is cash set aside to pay interest on the 10.5% Senior Notes. Effective August 17, 2000, with the refinancing of the Revolving Loan Facility, the interest sinking fund is no longer required to be maintained.

     Restricted cash accounts have been established for the following purposes (In thousands):
                                                          2000     1999
                                                          ----     ----
     Cash bonds - Red Oak                              $     -  $    35
     Certificate of Deposits - Red Oak                     118      112
     Tenant security deposits - Red Oak                    536      512
     Capital expenditures account - Red Oak                824      552
     Tax and insurance reserve - Red Oak                 2,034    2,465
     Lockbox - Red Oak                                     160      439
     Customer service reserve - Red Oak                     12       10
     Interest reserves - Red Oak                           115        -
     Escrow fund - Southwest                               759      627
     Interest sinking - Southwest                            -    5,251
                                                         -----   ------
                                                       $ 4,558  $10,003
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

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     Some leases provide for percentage rents based on the tenant's revenue. Percentage rents are accrued monthly based on prior experience or current tenant financial information. Some leases require tenants to reimburse the Company for certain expenses of operating the property. Tenant reimbursements are accrued and billed to the tenants monthly based on prior experience or certain identifiable costs.

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

     Through December 31, 2000, premiums paid for commodity option contracts which qualify as hedges under Statement of Accounting Standards ("SFAS") No. 80 "Accounting for Futures Contracts", are amortized to oil and  gas  sales over the term of the agreements.  Unamortized premiums  are included in other assets in the consolidated balance sheet. Amounts receivable or payable under the commodity option contracts are accrued as an increase or decrease in oil and gas sales for the applicable periods. Effective January 1, 2001, any derivative financial instruments will be accounted for in accordance with SFAS 133 as amended by SFAS 138.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to changes in the fair value of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign currency denominated forecasted transaction. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the Company's statement of operations. The adoption of SFAS No. 133 on January 1, 2001 did not have a material impact on the Company's financial position or results of operations. The Company recorded a net transition adjustment gain of $1,030,000 in accumulated other comprehensive income on January 1, 2001.

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

     Management and service fees received for contractual arrangements, if any, are treated as reimbursement of costs, offsetting the costs incurred to provide those services, with any excess of fees over costs credited to the full cost pool and recognized through lower cost amortization only as production occurs.

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

     Depreciation is provided on the straight-line method based on the estimated useful lives of the depreciable assets as follows:

     Building and improvements                    20 to 30 years
     Rental property and improvements             5 to 30 years
     Leasehold improvements                       2 to 10 years
     Machinery and equipment                      3 to 15 years
     Furniture and fixtures                       3 to 5 years
     Equipment under capital lease                3 to 5 years

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

Gas Balancing

     The Company utilizes the sales method of accounting for over or under deliveries of natural gas. Under this method, the Company recognizes sales revenue on all natural gas sold. As of December 31, 2000, 1999 and 1998, the Company was underproduced by approximately 557 MMcf, 587 MMcf and 620 MMcf, respectively.

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

Reclassifications

     Certain reclassifications have been made to the 1999 and 1998 amounts to conform to the 2000 presentation.

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Income (loss) per share

     Basic net income (loss) per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The computation of diluted net income
(loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. For 2000, 1999 and 1998, the computation of diluted net income (loss) per share was antidilutive; therefore, the amounts reported for basic and diluted net income (loss) per share were the same.

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

     SRH has a highly leveraged capital structure with, approximately, $33.7 million of cash interest and $57.7 million of principal (net of a related party note of $817,000 between Southwest and Red Oak) due in 2001. The majority, $15.1 million of cash interest and $58.5 million of principal (which includes the $817,000 related party note between Southwest and Red
Oak) due in 2001, pertains to Red Oak. Management is currently in the process of renegotiating the terms of SRH's various obligations with its debt holders and/or attempting to seek new lenders or equity investors.
Additionally, management would consider disposing of certain assets in order to meet its obligations.

     There can be no assurance that SRH's debt restructuring efforts in connection with their real estate subsidiary will be successful or that the debt holders will agree to a course of action consistent with SRH's requirements in restructuring the obligations. Even if such agreement is reached, it may require approval of other creditors of SRH, none of which is assured. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to SRH.

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

3. Subsidiaries, Acquisitions and Dispositions

     During 1994, Red Oak sold 62,384 shares of redeemable common stock for approximately $1,560,000 million through a private placement offering. During 1995, Red Oak sold an additional 39,616 shares of redeemable common stock for approximately $990,000 and 34,611 shares of its Series A cumulative convertible preferred stock, for approximately $1,731,000. The redeemable common stock is redeemable at the stockholder's option at a price equal to the purchase price plus a 6% annual return computed on a cumulative, but not compounded basis. Redemptions are to be paid out of future earnings of Red Oak. If there are no future earnings, redemptions will be paid out of additional paid-in capital. The redemption rights expired on 58,384 of the redeemable common shares on December 1, 1999. The remaining shares' redemption rights expired in 2000.

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

4.  Equity Investment in Affiliate and Partnerships

     As of December 31, 2000, the investment in affiliate held by the Company consists of a 6.65% direct ownership interest in Basic as well as an additional 2.48% indirect interest the Company obtained through limited partnerships, Southwest Partners II and Southwest Partners III, for which Southwest serves as the managing general partner. The investment had been accounted for using the equity method. Based on the December 21, 2000 transaction discussed below, the Company will be accounting for their direct investment in Basic using the cost method. The Company, no longer holds a direct or indirect 20% or more interest in Basic and exerts no significant influence over Basic's operations.

     On December 21, 2000, Basic entered into a refinancing and restructuring of its debt and equity. Upon the signing of the documents, the Companys percentage of direct and indirect ownership was diluted from 38.84% to 9.13%. A new equity investor, in exchange for 1,441,730 shares of Basic's common stock purchased and retired $24.5 million of Basic's debt from their previous lender. The equity investor received a 76% ownership. Additionally, $10.5 million of the debt held by the previous lender was refinanced with a new lender. The remaining debt held by the previous lender of approximately $21.7 million was cancelled.

     The Company had previously written down their investment in Basic to zero. The equity method had been suspended until such time as Basic began to show profit and the previous losses had been recouped. Based on the restructuring of Basic's debt and the subsequent dilution of the Company's direct and indirect ownership, the investment in Basic is no longer considered a material investment.

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

5.  Property and Equipment

  Property and equipment, including rental property and other, consists of the following (in thousands):
                                                 Years Ended December 31,
                                                 ------------------------
                                                       2000      1999
                                                      -----     -----

     Land                                           $  2,352  $  2,352
     Building and improvements                         1,054     1,051
     Machinery and equipment                           3,127     2,907
     Furniture and fixtures                            1,555     1,536
     Equipment under capital lease                       159       147
     Rental property                                 146,544   137,433
                                                     -------   -------
                                                     154,791   145,426
     Less accumulated depreciation                    16,794    11,900
                                                     -------   -------
                                                    $137,997  $133,526
                                                     =======   =======
6.  Future Lease Receivables

     Red Oak leases offices and retail shopping centers under noncancelable operating leases that expire at various dates through 2035. The following is a summary of minimum future rentals (base rent only, excludes percentage rents and tenant reimbursements) under noncancelable operating leases as of December 31, 2000 (in thousands):

     2001                                           $ 18,675
     2002                                             15,357
     2003                                             12,171
     2004                                              9,170
     2005                                              6,799
     Thereafter                                       26,520
                                                      ------
                                                    $ 88,692
                                                      ======

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

7.  Long-term Debt

     Long-term debt consists of the following (in thousands):
                                                       December 31,
                                                   -------------------
                                                       2000      1999
                                                      -----     -----
     10.5% Senior Notes, interest payable semi-annually due
      October 15, 2004, net of discount of $945 and $1,487,
      respectively                                  $122,740  $160,598
     Revolving Loan Facility with variable rate interest,
      due December 2000.  Collateralized by oil and
      gas properties                                       -    35,000
     Revolving Loan Facility with variable rate interest,
      due August 2003.  Collateralized by oil and
      gas properties                                  50,000         -
     Variable Rate Notes Payables:
     Variable notes due July 2001, accrued interest due and
      payable monthly at 7.1% at December 31, 2000 and 1999,
      with additional 1% payable in cash or additional
      notes beginning July 1, 1998.
       Net  of  discount  of $278 and $944, respectively             17,802
15,883
     Variable notes due December 2001, accrued interest due
      and payable monthly at 7.1% at December 31, 2000
      and 1999, with additional 1.5% payable in cash
      or additional notes beginning January 1, 1999.
       Net  of  discount  of $1,222 and $2,556, respectively         33,373
25,298
     Variable notes due July 2002, interest at
      8.5% at December 31, 2000 and 1999, accrued
      interest due and payable monthly beginning
      July 1, 1999.
       Net  of  discount  of $2,491 and $4,229, respectively        103,690
101,835
     Other                                             9,660     8,469
                                                     -------   -------
                                                     337,265   347,083
     Less  current  maturities, net of discount  of  $1,500          56,231
40,277
                                                     -------   -------
                                                    $281,034  $306,806
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

Revolving Loan Facility

     In December 1999, Southwest entered into a Revolving Loan Facility with Bank One Texas, N.A., which provided a borrowing base of $50 million with a maturity date of December 29, 2000. Funds from the Revolving Loan Facility could be used for working capital and other general corporate purposes, including the repurchase of a portion of Southwest's outstanding 10.5% Senior Notes due 2004. Advances on the Revolving Loan Facility bore interest at the option of Southwest, based on the prime rate of Bank One Texas, N.A. (8.5% at December 31, 1999) plus one fourth of one percent (.25%), when the borrowing base usage is equal to or greater than 80% or zero percent (0%) when the borrowing base usage is less than 80% or, a Eurodollar rate (substantially equal to the London InterBank Offered Rate ("LIBOR")) plus 1.25% up to 2.0% based on the borrowing base usage percentage. The Revolving Loan Facility was secured by no less than 85% of Southwest's oil and gas properties. As of December 31, 1999, the company had drawn $35.0 million. The remaining $15.0 million was drawn in January 2000.

     The Revolving Loan Facility imposed certain limitations on the ability of Southwest to, among other things, incur additional indebtedness or issue disqualified capital stock, make payments in respect to capital stock, enter into transactions with affiliates, incur liens, sell assets, change the nature of its business, merge or consolidate with any other person and sell, lease, transfer or otherwise dispose of substantially all of its properties or assets. The Revolving Loan Facility required Southwest to establish a sinking fund account with an initial deposit of $3.5 million. Southwest transfered monthly one-twelfth of the annual interest payments on the 10.5% Senior Notes beginning December 31, 1999 into this sinking fund account for the purpose of making interest payments on the 10.5% Senior Notes.

     Southwest successfully completed a refinancing of their Revolving Loan Facility in the amount of $50.0 million on August 17, 2000 with a new lender. The Amended and Restated Loan and Security Agreement allows for a prime rate of interest (9.50% at December 31, 2000) plus one and one-half percent (1.5%). The new lender continues to impose the above noted limitations, however, the sinking fund requirement was eliminated. Southwest was able to extend the due date from December 29, 2000 to August 17, 2003. Southwest, in recording the refinancing of the Revolving Loan Facility, recorded an extraordinary loss from early extinquishment of debt in the amount of approximately $1.4 million.

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Variable Rate Notes Payable

     In June 1998, MRO N Cross, Inc., a wholly owned subsidiary of Red Oak negotiated two notes payable in the amount of $13.5 million, net of a $2 million discount, and $2.5 million. The $13.5 million note was used for the acquisition of rental property in the amount of $12.9 million with the remaining $600,000 to be used for capital improvements to the rental property purchased. The $2.5 million note is reserved for capital improvements to the rental property purchased of which $2.4 million has been utilized as of December 31, 2000. The notes are collateralized by the property purchased.

     In December 1998, MRO Commercial, Inc., a wholly owned subsidiary of Red Oak negotiated two notes payable in the amount of $21.7 million, net of a $4 million discount, and $9.7 million. The $21.7 million note was used for the acquisition of a retail shopping center and the funding of various escrow balances. The $9.7 million note is for capital improvements to the rental property purchased of which $8.4 million has been utilized as of December 31, 2000. The notes are collateralized by the property purchased.

     In June 1999, MRO Southwest, Inc., a wholly owned subsidiary of Red Oak negotiated two notes payable in the amount of $97.5 million and $8.0 million, net of discounts of $5.3 million. Borrowings for both notes accrue interest in arrears at a rate per annum equal to the greater of 8.6% or LIBOR plus 360 basis points. The interest rate includes a servicing fee of
 .10%. Approximately $91.4 million of the $97.5 million note was used to retire existing debt on properties contributed to MRO Southwest by Red Oak, $1.5 million was deposited into various restricted cash accounts and the remaining proceeds were used for general corporate purposes. The $8.0 million  note  is  for  capital improvements to rental  property  and  $5.6
million  has  been  utilized  as  of December  31,  2000.   The  notes  are
collateralized by the properties owned by MRO Southwest.

     The real estate notes impose certain restrictive covenants including restrictions on the incurrence of additional indebtedness, dissolution, termination or liquidation of all or substantially all of the assets, changes in the legal structure of the assets, making any loans or advances to any third party and commingling its assets with the assets of any of its affiliates or of any other person or entity.

Extinguishment of Debt

     In June 1999, MRO Southwest repaid certain notes payable with proceeds from the aforementioned Variable Note Payable issued in June of 1999. Prepayment penalties and the remaining unamortized deferred debt costs associated with these notes resulted in an extraordinary charge of, approximately, $1.6 million or $(1.49) per share. Since there is no recorded income tax benefits on continuing operations there is no income tax benefits recorded on the extraordinary loss.

     In December of 1999, Southwest purchased approximately 19%, or approximately $37.9 million original face amount, of its 10.5% Senior Notes with the proceeds from the aforementioned Revolving Loan Facility. Southwest paid approximately $22.0 million, including all fees, to purchase the 10.5% Senior Notes and wrote off approximately $980,000 of deferred loan issue costs and approximately $349,000 of the original issue discount to recognize a $14.5 million extraordinary gain on the purchase of the Notes. Southwest has not recorded any income tax benefit on continuing operations and therefore there is no income tax effect related to the extraordinary gain. The extraordinary gain per share is approximately $13.48.

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     In January of 2000, Southwest purchased approximately 19%, or approximately $38.4 million original face amount, of its 10.5% Senior Notes with the proceeds from the aforementioned Revolving Loan Facility. Southwest paid approximately $23.0 million, including all fees, to purchase the 10.5% Senior Notes and wrote off approximately $980,000 of deferred loan issue costs and approximately $349,000 of the original issue discount to recognize a $14.1 million extraordinary gain on the purchase of the Notes. The tax benefit of $6.0 million recognized in 2000 results from the reversal of a portion of the Company's deferred tax asset valuation allowance. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, none of this amount is allocated to the extraordinary gain. The extraordinary gain per share is approximately $13.01.

     On August 17, 2000, Southwest refinanced their Revolving Loan Facility and recorded an extraordinary loss from early extinguishment of debt in the amount of approximately $1.4 million. There is no income tax benefit recognized on the extraordinary loss. The extraordinary loss per share is approximately $(1.27).

     Aggregate maturities of all long-term debt as of December 31, 2000 are as follows (in thousands):

     2001                                           $ 57,731
     2002                                            106,688
     2003                                             52,791
     2004                                            123,731
     2005                                                408
     Thereafter                                          853
                                                     -------
                                                     342,202
     Less unamortized discount                         4,937
                                                     -------
                                                    $337,265
                                                     =======
8.  Income Taxes

     Income tax provision (benefit) and amounts separately allocated were as follows (in thousands):
                                                      December 31,
                                              ----------------------------
                                                 2000     1999     1998
                                                -----    -----    -----
     Loss before minority interest, equity loss
      and extraordinary item                    $     -   $   -   $(2,348)
     Equity loss in subsidiary                        -       -        -
     Extraordinary gain from
      early extinguishment                            -       -        -
                                                 ------   ------   -----
                                                $     -   $   -   $(2,348)
                                                 ======   ======   =====

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     The U.S. Federal tax provision (benefit) attributable to loss before income taxes, minority interest and extraordinary item consists of the following (in thousands):
                                                      December 31,
                                              ----------------------------
                                                 2000     1999     1998
                                                -----    -----    -----
     Current                                    $     -  $    -   $    -
     Benefit  of net operating loss carryforward           (1,907) (11,307)
(14,165)
     Deferred                                     5,713   9,266   (20,237)
     Change in valuation allowance              (3,806)   2,041   32,054
                                                 ------   ------   -----
                                                $     -  $    -   $(2,348)
                                                 ======   ======   =====

     Reconciliation's between the amount determined by applying the U.S. federal statutory rate to loss before income taxes, minority interest and extraordinary item with the income tax provision (benefit) is as follows (in thousands):
                                                      December 31,
                                              ----------------------------
                                                 2000     1999     1998
                                                -----    -----    -----
     Computed "expected" tax expense using the
      U.S. federal statutory rate               $(1,227) $(6,488) $(34,510)
     Effect of extraordinary item                 4,442   4,944        -
     Meals and entertainment                         43      16       16
     Change in valuation allowance              (3,806)   2,041   32,054
     Other                                          548   (513)       92
                                                 ------   ------   -----
     Provision (benefit) for income taxes       $     -  $    -   $(2,348)
                                                 ======   ======   =====

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows (in thousands):
                                                       December 31,
                                                   -------------------
                                                       2000      1999
   Deferred tax assets:                              -----     -----
     Net operating loss carry forwards              $ 28,761  $ 28,226
     Alternative minimum tax credit carryforwards        170       170
     Receivables                                           -       278
     Oil and gas properties, principally due to differences in
      the tax and book basis and depletion methods and the
       deduction  of  intangible drilling costs for tax  purposes         -
2,356
     Equity investment in subsidiary                       -     1,081
     Other long term assets                            4,211     2,192
     Other long term liabilities                         262       286
     Covenant not to complete                              -        64
     Other                                               512       243
                                                      ------   -------
     Total gross deferred tax assets                  33,916    34,896
                                                      ------   -------
     Less valuation allowance                       (30,921)  (34,727)
                                                      ------   -------
     Total gross deferred tax assets                   2,995       169
                                                      ------   -------
  Deferred tax liabilities:
     Oil and gas properties                          (1,740)         -
     Other property and equipment                    (1,096)     (158)
     Receivables                                        (84)         -
     Accounts payable and accrued expenses              (63)      (11)
     Other                                              (12)         -
                                                      ------   -------
     Total gross deferred tax liabilities            (2,995)     (169)
                                                      ------   -------
     Net deferred tax asset (liability)             $      -  $      -
                                                      ======   =======

     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Based on expectations for the future, management has determined that taxable income of the Company will likely not be sufficient to fully utilize available carryforwards prior to their ultimate expiration. As such, the Company has recorded a valuation allowance of $30,921,000 to reflect the realizability of its net deferred tax assets. The amount of the valuation allowance could be reduced if estimates of future taxable income during the carryforward period are increased.

     As   of   December   31,  2000,  Southwest  had  net  operating   loss
carryforwards for U.S. federal income tax purposes of approximately $54,804,000, which are available to offset future regular taxable income, if any. The net operating loss carryforwards expire in various periods through 2017. Southwest has alternative minimum tax credit carryforwards totaling $170,000 to offset regular income tax, which have no scheduled expiration date.

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     Red Oak files an independent return exclusive of the Company and has net operating loss carryforwards of $28,175,000 expiring in various periods through 2017.

9.  Profit Sharing Plan

     On January 1, 1991, the Company adopted an employee profit sharing plan that is intended to provide participating employees with additional income upon retirement. Employees may contribute between 1% and 15% of their base salary up to a maximum of $10,500 for 2000 and $10,000 for the years ended December 31, 1999 and 1998. For the years ended December 31, 2000, 1999 and 1998, the Company matched 20% of the employees' contributions. For the year ended December 31, 2001, the Company will match 20% of the employees' contributions. For subsequent years, the Company will make contributions to the plan on a discretionary basis.

     Employee  contributions  are  fully vested  at  all  times.   Employer
contributions are fully vested upon retirement or after five years of service. For the years ended December 31, 2000, 1999 and 1998, the Company contributed approximately $82,000, $72,000 and $61,000, respectively, to the plan.

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

12.  Commitments and Contingencies

     The  partnership  agreements relating to certain limited  partnerships for which Southwest serves as managing general partner provide for Southwest to offer to repurchase such limited partner units. Under the terms of three of the partnership agreements, Southwest is obligated to repurchase a maximum of $100,000 annually of the units of limited partnerships' interests originally outstanding. Under the terms of nine other partnership agreements, Southwest's obligation to repurchase units in any one year is limited to 10% of the capital contributed by all of the respective limited partners. The repurchase price is based on the discounted future revenues from oil and gas reserves of the respective partnership and the value of other partnership assets. Such amounts required for repurchase in connection with the acceptance by a portion of the limited partners is approximately $4,052,000 at December 31, 2000. The total amount of limited partner unit repurchases for the years ended December 31, 2000 and 1999 was approximately $722,000 and $71,000, respectively.

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

     Management recognizes a financial exposure that may require future expenditures presently existing for oil and gas properties and other operations. Other long-term liabilities as of December 31, 2000, include $663,000 for estimated future remedial actions and cleanup costs. As of December 31, 2000, the Company has not been fined, cited or notified of any environmental violations which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil and gas industry. However, management does recognize that by the very nature of its business, significant costs could be incurred to bring the Company into total compliance. The amount of such future expenditures is not readily determinable due to several factors, including the unknown magnitude of possible contaminations, the unknown timing and extent of the corrective actions which may be required, the determination of the Company's liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnifications from prior owners of the Company's properties. It is reasonably possible this estimate could change materially in the near term.

     Southwest has issued severance agreements to several members of its management team. These severance agreements provide for six months to one year annual salary as severance, upon termination due to change in control (as defined by the agreement). Southwest's contingent liability under the severance agreements at December 31, 2000 is approximately $634,000.

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

     On December 30, 1999, Southwest entered into a basket revenue protection agreement, which provides the Company with an oil and gas revenue floor. The contract was for the period January 1, 2000 through December 31, 2000. The agreement was to be calculated on a calendar year quarter as disclosed in the following table based on NYMEX Natural Gas and NYMEX Crude Oil:

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

     Payments shall be made no later than five business days, after each quarterly floating price is determinable by NYMEX. The cost of the floor was approximately $638,000 and is amortized monthly as a reduction of oil and gas revenues. The cost of the floor was fully amortized at the conclusion of the December 31, 2000 contract period.

     On September 6, 2000, Southwest entered into a floor option, which provides the Company with a crude oil price floor. The contract is for the period January 1, 2001 through December 31, 2001. The option is for a notional amount of 1,100 Bbls of oil a day at a floor price of $25, based on NYMEX Light Sweet Crude. The agreement is to be calculated on a monthly basis with payments to be made no later than five business days after calculating period. The cost of the floor was approximately $466,000.

     On October 11, 2000, Southwest entered into a floor option, which provides the Company with a crude oil price floor. The contract is for the period January 1, 2001 through December 31, 2001. The option is for a notional amount of 500 bbls of oil a day at a floor price of $27, based on NYMEX Light Sweet Crude. The agreement is to be calculated on a monthly basis with payments to be made no later than five business days after calculating period. The cost of the floor was approximately $224,000.

     On November 20, 2000, Southwest entered into a floor option, which provides the Company with a crude oil price floor. The contract is for the period June 1, 2001 through May 31, 2002. The option is for a notional amount of 1,000 Bbls of oil a day at a floor price of $22, based on NYMEX Light Sweet Crude. The agreement is to be calculated on a monthly basis with payments to be made no later than five business days after calculating period. The cost of the floor was approximately $310,000.

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     On December 1, 2000, Southwest entered into a floor option, which provides the Company with a natural gas price floor. The contract is for the period June 1, 2001 through May 31, 2002. The option is for a notional amount of 3,325 MMBtu of natural gas a day at a floor price of $3.00, based on NYMEX Henry Hub. The agreement is to be calculated on a monthly basis with payments to be made no later than five business days after calculating period. The cost of the floor was approximately $140,000.

     On December 8, 2000, Southwest entered into a floor option, which provides the Company with a natural gas price floor. The contract is for the period April 1, 2001 through March 31, 2002. The option is for a notional amount of 1,700 MMBtu of natural gas a day at a floor price of $4.50, based on NYMEX Henry Hub. The agreement is to be calculated on a monthly basis with payments to be made no later than five business days after calculating period. The cost of the floor was approximately $416,000.

     On February 14, 2001, Southwest entered into a floor option, which provides the Company with a natural gas price floor. The contract is for the period April 1, 2001 through March 31, 2002. The option is for a notional amount of 3,000 MMBtu of natural gas a day at a floor price of $4.25, based on NYMEX Henry Hub. The agreement is to be calculated on a monthly basis with payments to be made no later than five business days after calculating period. The cost of the floor was approximately $296,000.

     On February 14, 2001, Southwest entered into a floor option, which provides the Company with a natural gas price floor. The contract is for the period March 1, 2001 through August 31, 2001. The option is for a notional amount of 5,000 MMBtu of natural gas a day at a floor price of $4.50, based on NYMEX Henry Hub. The agreement is to be calculated on a monthly basis with payments to be made no later than five business days after calculating period. The cost of the floor was approximately $156,000.

14.  Related Party Transactions

     Southwest is the managing general partner for several public and private oil and gas limited partnerships, with an officer of Southwest also serving as a general partner for certain of the limited partnerships. As is usual in the oil and gas industry, the operator is paid an amount for administrative overhead attributable to operating such properties and management fees attributable to serving as managing general partner. As provided for in the partnership agreements, such amounts paid by the partnerships to Southwest approximated $3,254,000, $3,515,000 and $3,789,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Included in these amounts, an affiliate of Southwest paid management fees of approximately $0, $136,000 and $147,000, for the years ended December 31, 2000, 1999 and 1998. In addition, Southwest and certain officers and employees may have an interest in some of the partnership properties.

     An affiliate of the company performs various oilfield services for limited partnerships managed by Southwest. Such services aggregated $309,000, $365,000 and $115,000 for the years ended December 31, 2000, 1999 and 1998. The same affiliate performed services for Southwest that aggregated approximately $290,000, $313,000 and $131,000, for the years ended December 31, 2000, 1999 and 1998. In August 2000, Southwest made a prepayment to the affiliate in the amount of $975,000 for oil and gas services to the provided in the future.

     On August 11, 2000, Southwest invested $100,000 in a web-based company through a Private Placement Offering. Southwest holds 200,000 shares of Series A Preferred Stock. The President of the web-based company is the brother of H.H. Wommack, III, President of Southwest.

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

  A Director of Red Oak is a partner in a law firm that provides legal services to Red Oak and Southwest. Red Oak and Southwest paid fees to this law firm for legal services performed of approximately $79,252 and $82,604 in 2000 and 1999, respectively.

15.  Disclosures About Fair Value of Financial Instruments

     The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, other current assets and other current liabilities approximates fair value because of the short maturity of these instruments.

     The fair value of the Company's 10.5% Senior Notes is estimated based on the quoted market price for the notes.
                                            2000               1999
                                           -----              -----
                                      Carrying  Fair    Carrying   Fair
                                       Amount  Value     Amount   Value
                                      -------  ------   -------   ------
     10.5% Senior notes, net discount of
       $945  and 1,487, respectively    $122,740  $104,329       $  160,598
$     89,935

     The fair value of all other long-term debt approximates the carrying amount as of December 31, 2000 and 1999, based on the borrowing rates currently estimated to be available to the Company for loans with similar terms.

     The total carrying value of the oil and gas floor options held by Southwest at December 31, 2000 is approximately $1,556,000. The fair market value of the oil and gas floor options at December 31, 2000 is approximately $2,586,000.

16.  Lines of Business

     The Company operates in two major segments: Oil and Gas Activities (oil and gas acquisition, development, exploration and production, as well as organizing and serving as managing general partner for various public and private limited partnerships engaged in oil and gas development and production) and Real Estate Investment and Management (owns and manages retail shopping centers and office buildings). Other items include eliminations, manufacturing, computer service and the holding Company. Effective August 2000, Midland Southwest Software ("MSS") a 100% wholly owned software subsidiary was merged into Southwest. Effective November 1999, Threading Products International ("TPI"), a wholly owned manufacturing subsidiary was liquidated.
                                                 2000     1999     1998
                                                -----    -----    -----
                                                     (in thousands)
     Operating Revenue
      Oil and gas                               $54,306 $ 31,998  $32,599
      Real estate                                31,113   31,301   25,650
      Other and eliminations                        328      633    1,260
                                                 ------   ------   ------
                                                $85,747 $ 63,932  $59,509
                                                 ======   ======   ======

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                 2000     1999     1998
                                                -----    -----    -----
                                                     (in thousands)
     Operating profit (loss)
      Oil and gas                               $31,169 $ 14,146  $(68,633)
      Real estate                                 5,524    6,812    7,605
      Other and eliminations                    (1,136)    (127)     (25)
                                                 ------   ------   ------
                                                $35,557 $ 20,831  $(61,053)
                                                 ======   ======   ======
     Interest Expense
      Oil and gas                               $21,945 $ 22,381  $22,536
      Real estate                                21,060   19,664   13,969
      Other and eliminations                       (41)    (135)     (15)
                                                 ------  -------  -------
                                                $42,964 $ 41,910  $36,490
                                                 ======  =======  =======
     Depreciation, depletion and amortization
      Oil and gas                               $ 5,434 $  5,392  $16,118
      Real estate                                 4,844    4,485    2,935
      Other and eliminations                        163      110      187
                                                -------  -------  -------
                                                $10,441 $  9,987  $19,240
                                                =======  =======  =======
     Identifiable assets
       Oil  and gas                               $119,357       $  115,520
$     111,876
      Real estate                               151,231  150,269  148,340
      Other and eliminations                    (6,787)  (3,622)  (2,666)
                                                -------  -------  -------
                                                 $263,801       $   262,167
$     257,550
                                                =======  =======  =======
     Capital expenditures
      Oil and gas properties                    $10,564 $  3,688  $10,046
      Oil and gas, other                            475      233      617
      Real estate                                 9,389    6,723   53,412
      Other                                           -      305      433
                                                -------  -------  -------
                                                $20,428 $ 10,949  $64,508
                                                =======  =======  =======

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

17.  Condensed Issuer Financial Data

     Summarized consolidated financial information for Southwest is as follows (in thousands):
                                                      December 31,
                                           ---------------------------------
                                                 2000      1999     1998
                                                -----     -----    -----
     Consolidated Balance Sheet Data:
      Current assets                            $30,059 $ 28,276  $20,486
      Net property and equipment                 78,254   73,477   81,373
      Other assets, net                          11,044   10,814    8,417
                                                -------  -------  -------
                                                 $119,357       $   112,567
$     110,276
                                                =======  =======  =======
      Current liabilities                       $12,645 $ 46,597  $12,299
      Long-term debt                            173,771  161,553  199,058
      Other long-term liabilities                 1,249      841    1,361
      Minority interest                               -        8        7
       Stockholders deficit                      (68,308)          (96,432)
(102,449)
                                                -------  -------  -------
                                                 $119,357       $   112,567
$     110,276
                                                =======  =======  =======
     Consolidated Cash Flow Data:
      Net cash provided by (used in) operating
       activities                               $19,718 $(8,412)  $(5,309)
      Net cash provided by (used in) investing
         activities                                (11,691)           3,022
(5,803)
      Net cash provided by (used in) financing
       activities                               (7,960)    8,543    (770)
                                                -------  -------  -------
      Net increase (decrease) in unrestricted
       cash and cash equivalents                $    67 $  3,153  $(11,882)
                                                =======  =======  =======

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     Consolidating Statements of Operations Data (in thousands):
                                        SRH SouthwestRed Oak ElimConsolidat
ed
                                       ------------------------------------
-
For the year ended December 31, 2000:
   Operating  revenues                 $    -  $54,640    $ 31,113  $   (6)
$ 85,747
  Depreciation, depletion
   and amortization                       -   5,597 4,844      - 10,441
  Operating income (loss)              (36)  30,069 5,524      - 35,557
   Interest  expense                         -   21,945  21,060        (41)
42,964
  Income (loss) before taxes,
   minority interest and
    extraordinary  item                   (20)    9,422  (12,947)      (64)
(3,609)
   Net  income (loss)                    (20)  28,112 (12,947)      (5,023)
10,122

For the year ended December 31, 1999:
   Operating  revenues                 $    -  $32,637    $ 31,301  $   (6)
$ 63,932
  Depreciation, depletion
   and amortization                       -   5,502 4,485      -  9,987
  Operating income (loss)              (55)  14,074 6,812      - 20,831
   Interest  expense                         -  22,382  19,664        (136)
41,910
  Loss before taxes, minority interest,
     equity   loss  and  extraordinary  item                 (39)   (7,623)
(11,419)                       (92)  (19,173)
   Net  income  (loss)                    (39)   5,986  (13,017)      1,661
(5,409)

For the year ended December 31, 1998:
   Operating  revenues                 $    -  $33,879    $ 25,650  $  (20)
$ 59,509
  Depreciation, depletion
   and amortization                       -  16,305 2,935      - 19,240
  Impairment of properties                -  64,000     -      - 64,000
    Operating  income  (loss)               (44)   (68,614)      7,605    -
(61,053)
   Interest  expense                         -   22,544  13,969        (23)
36,490
  Loss before taxes, minority interest,
     equity   loss  and  extraordinary  item                 (28)  (89,769)
(5,806)                        (92)  (95,695)
    Net   loss                             (2,645)   (88,425)       (5,858)
874                            (96,054)

18.  Subsequent Events

     On February 14, 2001, Southwest entered into a floor option, which provides the Company with a natural gas price floor. The contract is for the period April 1, 2001 through March 31, 2002. The option is for a notional amount of 3,000 MMBtu of natural gas a day at a floor price of $4.25, based on NYMEX Henry Hub. The agreement is to be calculated on a monthly basis with payments to be made no later than five business days after calculating period. The cost of the floor was approximately $296,000.

     On February 14, 2001, Southwest entered into a floor option, which provides the Company with a natural gas price floor. The contract is for the period March 1, 2001 through August 31, 2001. The option is for a notional amount of 5,000 MMBtu of natural gas a day at a floor price of $4.50, based on NYMEX Henry Hub. The agreement is to be calculated on a monthly basis with payments to be made no later than five business days after calculating period. The cost of the floor was approximately $156,000.

     In 1998, Southwest acquired a working interest of approximately 41.66% in 2,400 acres in Howard County, Texas. In January 2001, Southwest acquired an additional 25% working interest in the original acreage and also acquired a 100% working interest in 480 additional acres for approximately $5.4 million. As part of the purchase Southwest assumed operations of the properties.

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     In February 2001, Red Oak purchased a real estate management company for $1,100,000, consisting of $300,000 cash and a note of $800,000 payable over five years. The results of operations of the acquired company will be consolidated as of the date of the purchase.

19.   Supplemental  Financial  Data  - Oil  and  Gas  Producing  Activities
(unaudited):

     The following information is presented in accordance with Statement of Financial Accounting Standards No. 69, "Disclosure about Oil and Gas Producing Activities," (SFAS No. 69), except as noted.

Costs incurred in connection with oil and gas producing activities are as follows (in thousands):

                                      Years ended December 31,
                                  --------------------------------
                                       2000      1999      1998
                                      -----     -----     -----
     Acquisition of properties       $  1,318  $    417  $  1,315
     Exploration costs                    476        76       834
     Development costs                  8,770     3,195     7,897
                                       ------    ------   -------
       Total costs incurred          $ 10,564  $  3,688  $ 10,046
                                       ======    ======   =======

Results of operations for oil and gas producing activities are as follows (in thousands):

                                      Years ended December 31,
                                  --------------------------------
                                       2000      1999      1998
                                      -----     -----     -----

     Revenues                        $ 54,263  $ 31,425  $ 32,467
                                       ------   -------    ------
     Production costs                  15,153    10,833    18,395
     Depletion                          4,992     4,901    15,601
     Impairment of oil and gas
      properties                            -         -    64,000
                                       ------   -------    ------
                                       34,118    15,691  (65,529)
     Income tax provision              11,600     5,335         -
                                      -------   -------    ------
     Results of operations from oil and
      gas producing activities
      (excluding corporate overhead)        $  22,518 $  10,356 $
(65,529)
                                      =======   =======    ======

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Reserve Quantity Information

     The estimates of the Company's proved oil and gas reserves, which are located in the United States, are based on evaluations reviewed by independent petroleum engineers. Reserves were estimated in accordance with guidelines established by the U.S. Securities and Exchange Commission and the Financial Accounting Standards Board, which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalations except by contractual arrangements. The reserve estimates at December 31, 2000 assume an average oil price of $25.62/Bbl (reflecting adjustments for oil quality and gathering and transportation costs) and an average gas price of $9.68/Mcf (reflecting adjustments for BTU content, gathering and transportation costs and gas processing and shrinkage).

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

                                      Oil and   Natural  Barrels of
                                     Condensate   Gas  Oil Equivalent
                                      (MBbls)    (MMcf)    (Mboe)
                                       ------    ------   -------
    Total Proved Reserves:
     Balance, January 1, 1998          29,666    64,725    40,453
       Extensions and discoveries          27     1,526       282
       Purchase of minerals-in-place      288       895       437
       Sales of minerals-in-place     (1,024)   (6,132)   (2,046)
         Revisions   of   previous  estimates           (6,324)       2,815
(5,855)
       Production                     (1,689)   (5,556)   (2,615)
                                       ------    ------    ------
     Balance, December 31, 1998        20,944    58,273    30,656
       Purchase of minerals-in-place      261     1,329       483
       Sales of minerals-in-place     (1,704)   (2,751)   (2,163)
       Revisions of previous estimates            6,633    12,855     8,776
       Production                     (1,306)   (4,627)   (2,077)
                                       ------    ------    ------
     Balance, December 31, 1999        24,828    65,079    35,675
       Purchase of minerals-in-place       82       580       179
       Sales of minerals-in-place         (8)      (18)      (11)
       Revisions of previous estimates            2,131     9,518     3,717
       Production                     (1,236)   (4,784)   (2,033)
                                       ------    ------    ------
     Balance, December 31, 2000        25,797    70,375    37,527
                                       ======    ======    ======

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                      Oil and   Natural  Barrels of
                                     Condensate   Gas  Oil Equivalent
                                      (MBbls)    (MMcf)    (Mboe)
                                       ------    ------   -------

    Total proved developed reserves
       January 1, 1998                 18,472    46,585    26,236
       December 31, 1998               12,006    37,481    18,253
       December 31, 1999               16,618    43,023    23,789
       December 31, 2000               18,161    46,592    25,926

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

                                                  December 31,
                                    ---------------------------------------
                                           2000       1999       1998
                                          -----      -----      -----
                                                (in thousands)
     Future cash inflows              $1,342,066  $727,615   $ 315,709
     Future production and development
      costs                           (415,022)   (284,354)  (181,627)
                                      ---------   --------    --------
     Future net cash flows before
      income taxes                      927,044    443,261     134,082
     Future income tax expense        (274,566)   (103,067)          -
                                      ---------   --------    --------
     Future net cash flows              652,478    340,194     134,082
     10% annual discount for estimated
      timing of cash flows            (319,246)   (164,634)   (62,182)
                                      ---------   --------    --------
     Standardized measure of discounted
      future net cash flows           $ 333,232   $175,560   $  71,900
                                      =========   ========    ========

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     The principal sources of change in the standardized measure of discounted future net cash flows are as follows:

                                                  December 31,
                                    ---------------------------------------
                                           2000       1999       1998
                                          -----      -----      -----
                                                (in thousands)
Sales of oil and gas produced,
  net of production costs             $(39,110)   $(20,592)  $(14,072)
Net change in sales prices net of production
  costs                                 218,763    116,644    (76,234)
Extensions and discoveries, net of future
  production and development costs            -          -       1,195
Revisions to estimated future development
  costs                                 (5,903)    (4,059)       3,103
Purchases of minerals-in-place            2,129      1,866       1,334
Revisions  of  previous  quantity estimates             49,574       60,317
(18,054)
Accretion of discount                    22,875      7,190      17,230
Net change in income taxes             (87,037)   (53,188)      32,483
Sales of minerals-in-place                 (62)    (5,685)     (5,899)
Changes in production rates, timing
  and other                             (3,557)      1,167     (9,007)
                                        -------    -------     -------
                                        157,672    103,660    (67,921)
Discounted future net cash flows -
  Beginning of period                   175,560     71,900     139,821
                                        -------    -------     -------

  End of period                       $ 333,232   $175,560   $  71,900
                                        =======    =======     =======

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Selected Quarterly Financial Results (Unaudited)

                                                 Quarter
                              ----------------------------------------------
                                 First       Second    Third       Fourth
                                 ------     -------    ------      ------
2000:
     Net sales                $   11,107  $  11,938  $ 14,314  $   13,129
     Gross profit                  7,492      8,371    10,428       9,266
     Net income (loss) before
      extraordinary item         (2,207)    (1,095)       205         597
     Net income (loss) per share
       before extraordinary item        $  (2.05)   $ (1.02) $  .19       $
 .55
     Net income (loss)        $   11,789  $ (1,095)  $(1,169)  $      597

1999:
     Net sales                $    7,293  $   7,488  $  8,967  $   10,179
     Gross profit                  3,762      4,273     6,479       6,317
     Net income (loss) before
      extraordinary item         (7,350)    (6,116)   (3,310)     (1,508)
     Net income (loss) per share
       before extraordinary item        $  (6.83)  $  (5.69) $  (3.08)    $
(1.40)
     Net income (loss)        $  (7,350)  $ (7,709)  $(3,315)  $   12,965

     In June 1999, MRO Southwest repaid certain notes payable with proceeds from a Variable Note Payable issued in June of 1999. Prepayment penalties and the remaining unamortized deferred debt costs associated with these notes resulted in an extraordinary charge of, approximately, $1,598,000 or $(1.49) per share.

     In December of 1999, Southwest purchased approximately 19%, or approximately $37.9 million original face amount, of its 10.5% Senior Notes with the proceeds from the Revolving Loan Facility. Southwest paid approximately $22.0 million, including all fees, to purchase the 10.5% Senior Notes and wrote off approximately $980,000 of deferred loan issue costs and approximately $349,000 of the original issue discount to recognize a $14.5 million extraordinary gain on the purchase of the Notes. The extraordinary gain per share is approximately $13.48.

     In January of 2000, Southwest purchased approximately 19%, or approximately $38.4 million original face amount, of its 10.5% Senior Notes with the proceeds from the Revolving Loan Facility. Southwest paid approximately $23.0 million, including all fees, to purchase the 10.5% Senior Notes and wrote off approximately $980,000 of deferred loan issue costs and approximately $349,000 of the original issue discount to recognize a $14.1 million extraordinary gain on the purchase of the Notes. The extraordinary gain per share is approximately $13.01.

     On August 17, 2000, Southwest refinanced their Revolving Loan Facility and recorded an extraordinary loss from early extinguishment of debt in the amount of approximately $1.4 million. The extraordinary loss per share is approximately $(1.27).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The directors and executive officers of SRH and Southwest are as follows:

   Name                   Age              Position
  -----                   ----            ---------
H.  H. Wommack, III        45          Chairman, President, Chief Executive
Officer and Director

H. Allen Corey            44          Secretary and Director

Bill  E.  Coggin            46          Vice President and Chief  Financial
Officer

J. Steven Person          42          Vice President, Marketing

Paul L. Morris            59          Director

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

     Bill E. Coggin has served as Vice President and Chief Financial Officer of SRH since it was formed in July 1997. Mr. Coggin has served as Vice President and Chief Financial Officer of Southwest since 1985. Mr. Coggin has served as a director of Red Oak since 1995. Previously, Mr.
Coggin was controller for an oil and gas drilling company and an independent oil and gas operator.

     J. Steven Person has served as Vice President, Marketing of SRH since it was formed in July 1997. Mr. Person has served as Vice President, Marketing for Southwest since 1989 and as Vice President, Marketing of Red Oak since 1996. Prior to joining Southwest, Mr. Person was involved in the syndication of mortgage-based securities.

     Paul L. Morris has served as a director of SRH since August 1998 and Southwest since September 1998. Mr. Morris is President and CEO of Wagner & Brown, Ltd., one of the largest independently owned oil and gas companies in the United States. Prior to his position with Wagner & Brown, Mr. Morris served as President of Banner Energy and in various managerial positions with the Columbia Gas System, Inc.

Other key employees of Southwest and Red Oak include:

Southwest.

     Jon P. Tate, age 43, has served as Vice President, Land and Assistant Secretary of Southwest since 1989. From 1981 to 1989, Mr. Tate was employed by C.F. Lawrence & Associates, Inc., an independent oil and gas company, as land manager. Mr. Tate is a member of the Permian Basin Landman's Association and American Association of Petroleum Landmen.

     R. Douglas Keathley, age 45, has served as Vice President, Operations of Southwest since 1992. Before joining Southwest, Mr. Keathley worked as a senior drilling engineer for ARCO Oil and Gas Company and in similar capacities for Reading & Bates Petroleum Co. and Tenneco Oil Co.

Red Oak.

     W. Neil McClung, age 50, has served as President and a director of Red Oak since 1994. Prior to his involvement with Red Oak, Mr. McClung was senior vice president of Heitman Properties, Ltd. from 1989 through 1993 where he was responsible for marketing, budget development and leasing for three million square feet of high-rise office building and industrial center space in several metropolitan and secondary markets. Mr. McClung has also served as a property and leasing manager for Heitman in Midland, Texas.

     J. Wesley Tune, age 41, has served as Vice President and Secretary of Red Oak since 1994. Mr. Tune was employed by Heitman Properties, Ltd. as property and leasing manager from 1992 until 1994 in Midland, Texas. Prior to his involvement with Heitman, Mr. Tune was a property manager for Mike Lewis & Associates in Midland, Texas, from 1990 to 1992, and manager and controller for Mission Country Club from 1988 to 1990.

  There is no family relationship between any of the directors and executive officers of SRH or Southwest. No director of either SRH or Southwest currently serves as a director of any other public company.

Item 11.  Executive Compensation.

     The following table sets forth certain information for fiscal years 2000 and 1999 with respect to the compensation paid to Mr. Wommack, the Chairman and President, and the four other most highly compensated executive officers of Southwest and/or Red Oak. Mr. Wommack determines the compensation of Southwest's and/or Red Oak's executive officers. No compensation has been paid to the executive officers of SRH for their services to SRH.

                                                               All Other
Name and Principal Position               Year  Salary Bonus(2)Compensati
on(1)
--------------------------------------------------------------------  -----
---------------
H. H. Wommack, III, President and Treasurer (3)        2000   $ 681,250
$ 411,253                                $90,729
                                          1999         671,750  182,303
51,934
                                          1998         667,026  130,006
27,345
                                          ----         -------  -------
-------
Bill E. Coggin, Vice President and Chief  2000         226,250  152,690
5,090
  Financial Officer of Southwest          1999         175,000   67,667
4,750
                                          1998         188,219   30,387
7,180
                                          ----         -------  -------
-------
J. Steven Person, Vice President, Marketing   2000     162,500  103,568
6,030
  for Southwest and Red Oak               1999         141,083   58,476
6,550
                                          1998         163,589   14,540
8,036
                                          ----         -------  -------
-------
W. Neil McClung, President and Director   2000         126,250   20,000
9,063
  Of Red Oak                              1999         126,500   25,000
6,812
                                          1998         120,781        -
5,276
                                          ----         -------  -------
-------
R. Douglas Keathley, Vice President,      2000         114,000   16,540
5,721
  Operations of Southwest                 1999         106,800    7,257
5,511
                                          1998         106,800    2,764
7,316
                                          ----         -------  -------
-------
                                                                Carried
                                                    Profit    Interest in
                                      Insurance Sharing/401(k)Oil and Gas
Name                         Year      Premiums  ContributionProperties(3)
------                       ----     -----------------------------------
H. H. Wommack, III            2000     $ 4,550     $2,100      $ 84,079
                              1999       4,550      2,000        45,384
                              1998       6,599      2,000        18,746
                              ----       -----      -----       -------
Bill E. Coggin                2000       2,990      2,100             -
                              1999       2,750      2,000             -
                              1998       5,180      2,000             -
                              ----       -----      -----       -------
J. Steven Person              2000       4,549      1,481             -
                              1999       4,550      2,000             -
                              1998       6,244      1,612             -
                              ----       -----      -----       -------
W. Neil McClung               2000       7,383      1,680             -
                              1999       5,132      1,680             -
                              1998       3,596      1,680             -
                              ----       -----      -----       -------
R. Douglas Keathley           2000       4,520      1,201             -
                              1999       4,550        961             -
                              1998       6,355        961             -
                              ----       -----      -----       -------

      (1) Reflects (i) Southwest's and/or Red Oak's contributions to the Southwest Royalties, Inc. and/or Red Oak's Employee Profit Sharing and 401(k) Plans and premium payments made by Southwest and/or Red Oak for health, disability and life insurance policies for the referenced individuals and (ii) net cash received from carried interests in Oil and Gas Properties.
     (2) Amount includes club dues and automobiles furnished by Southwest and/or Red Oak.
     (3) Mr. Wommack has acted as a general partner of twenty-one income funds, two combination income/drilling funds and one drilling fund sponsored by Southwest since 1983, holding a 1% interest in these partnerships.

     In 2000 there were two non-employee directors who received $5,000 each for their services as directors of Southwest. In 1999 there were two non-employee directors who received $4,000 each for their services as directors of Southwest.

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

     As   of  March  30,  2001,  Southwest  Royalties  Holdings,  Inc.  had
outstanding 946,488 and 129,046 shares of common and redeemable common stock, respectively.

                                          Number of
Name and Address of                         Shares          Percentage
     Beneficial Owner                       Owned            of Class
---------------------                     ---------         ----------

H. Allen Corey                              48,968              4.6%
c/o Southwest Royalties Holdings, Inc.
Southwest Royalties Building
407 N. Big Spring
Midland, TX 79701-4326

George H. Jewell                            61,855              5.8%
Baker & Botts, L.L.P.
One Shell Plaza
910 Louisiana
Houston, Texas 77002

H. H. Wommack, III                         787,977             73.3%
c/o Southwest Royalties Holdings, Inc.
Southwest Royalties Building
407 N. Big Spring
Midland, TX 79701-4326

Bill Coggin                                 11,480              1.07%
c/o Southwest Royalties Holdings, Inc.
Southwest Royalties Building
407 N. Big Spring
Midland, TX 79701-4326

                                          Number of
Name and Address of                         Shares          Percentage
     Beneficial Owner                       Owned            of Class
---------------------                     ---------         ----------

Steve Person                                   500               .05%
c/o Southwest Royalties Holdings, Inc.
Southwest Royalties Building
407 N. Big Spring
Midland, TX 79701-4326

Paul L. Morris                                   -               -
c/o Southwest Royalties Holdings, Inc.
Southwest Royalties Building
407 N. Big Spring
Midland, TX 79701-4326

Directors and officers as a group (five persons)848,925        78.9%

Item 13.  Certain Relationships and Related Transactions.

     The descriptions set forth below do not purport to be complete and are qualified in their entirety by reference to the applicable agreements.

     On December 15, 1994, H. H. Wommack, III borrowed approximately $1.7 million on an unsecured basis from Southwest for the purpose of purchasing the Southwest common stock held by a certain stockholder. The note held by Southwest was amended on March 15, 1995 to include $35,225 of accrued but unpaid interest. The note carries a 6% interest rate and is being amortized over 30 years with payments of $5,500 semi-monthly. As of December 31, 2000, the outstanding balance of this loan was $1.6 million. Mr. Wommack serves as a general partner of substantially all of the oil and gas limited partnerships sponsored by Southwest since 1983, and he holds an interest in these partnerships of approximately 1%.

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Financial Statements

     The following financial statements of the Company are included in "Item 8. Financial Statements and Supplementary Data":

                                                          Page
                                                         -----
     Independent Auditors' Report                           50
     Consolidated  Balance  Sheets  as  of  December  31,  2000  and   1999
51
     Consolidated Statements of Operations for the Years Ended
       December 31, 2000, 1999 and 1998                     53
     Consolidated Statements of Stockholders' Equity for the Years
       Ended December 31, 2000, 1999 and 1998               55
     Consolidated Statements of Cash Flows for the Years Ended
       December 31, 2000, 1999 and 1998                     56
     Notes to Consolidated Financial Statements             58

     All other statements and schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not required under related instructions or are inapplicable, or the information is shown in the financial statements.

(b) Reports on Form 8-K

     None

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

          10.4 Amended and Restated Loan and Security Agreement dated August 17, 2000 among Southwest Royalties, Inc., as borrower and Foothill Capital Corporation as Lender and Agent.

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

                      Date: April 4, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  SIGNATURE                TITLE                 DATE
  ---------                -----                 -----

  /s/ H. H. Wommack, III
  ------------------------ Chairman/President/   April 4, 2001
  H. H. Wommack, III       Chief Executive Officer

  /s/ Bill E. Coggin
  -------------------------Vice President/Chief  April 4, 2001
  Bill E. Coggin           Financial Officer

  /s/ H. Allen Corey
  -------------------------
  H. Allen Corey           Director/Secretary    April 4, 2001

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

                      Date: April 4, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  SIGNATURE                TITLE                 DATE
  ---------                -----                 -----

  /s/ H. H. Wommack, III
  ------------------------ Chairman/President/   April 4, 2001
  H. H. Wommack, III       Chief Executive Officer

  /s/ Bill E. Coggin
  ------------------------ Vice President/Chief  April 4, 2001
  Bill E. Coggin           Financial Officer

  /s/ H. Allen Corey
  ------------------------
  H. Allen Corey           Director/Secretary    April 4, 2001