Form 10-Q
period 2001-06-30
SOUTHWEST ROYALTIES INC
filed 2001-08-14
CIK 821699

12
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                                 FORM 10-Q

(Mark One)
X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended June 30, 2001

     or

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


Number  of  shares  of common stock outstanding as of  June  30,  2001  for
Southwest Royalties, Inc.                                             100.
Number  of  shares  of common stock outstanding as of  June  30,  2001  for
Southwest Royalties Holdings, Inc.                              1,075,534.

                         SOUTHWEST ROYALTIES, INC.

                    SOUTHWEST ROYALTIES HOLDINGS, INC.



                             TABLE OF CONTENTS


                  PART I - FINANCIAL INFORMATION          Page

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets as of June 30, 2001
          (unaudited) and December 31, 2000                3

          Consolidated Statements of Operations for the
          three and six months ended June 30, 2001
          and 2000 (unaudited)                             5

          Consolidated Statements of Cash Flows for the three
          and six months ended June 30, 2001
          and 2000 (unaudited)                             7

          Notes to Consolidated Financial Statements       9

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations             21

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                     26

                   PART II - OTHER INFORMATION

Item 6.   Reports on Form 8-K and Exhibits                26

                      PART I - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
                   (in thousands, except per share data)

                                                   June 30, December 31,
                                                     2001       2000
                                                  --------- -----------
                                                 (unaudited)
ASSETS
---------------------------------------------------------
Current assets
  Cash and cash equivalents                       $ 10,830   $  17,217
  Restricted cash                                    2,824       4,558
  Accounts receivable, net of allowance of
   $805 and $559, respectively                      11,417      10,302
  Receivables from related parties                   2,263       1,941
  Other current assets                               4,184       3,166
                                                   -------     -------
     Total current assets                           31,518      37,184
                                                   -------     -------

Oil and gas properties, using the full cost
  method of accounting
  Proved                                           220,373     204,751
  Unproved                                             819         625
                                                   -------     -------
                                                   221,192     205,376
  Less accumulated depletion, depreciation
   and amortization                                136,834     131,734
                                                   -------     -------
  Oil and gas properties, net                       84,358      73,642
                                                   -------     -------
Rental property, net                               131,895     133,385
                                                   -------     -------
Rental property - construction in progress           5,153       2,926
                                                   -------     -------
Other property and equipment, net                    4,525       4,612
                                                   -------     -------
Other assets
  Real estate investments                            2,633       3,024
  Deferred debt costs, net of accumulated
   amortization of $6,946 and $5,698, respectively               5,883
7,043
  Noncompete covenants, net of accumulated
   amortization of $1,106 and $877, respectively             2,341
727
  Other, net                                         1,858       1,258
                                                   -------     -------
     Total other assets                             12,715      12,052
                                                   -------     -------
Total assets                                      $270,164   $ 263,801
                                                   =======     =======
                                                             (continued)

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                   (in thousands, except per share data)

                                                   June 30, December 31,
                                                     2001       2000
                                                  --------- -----------
                                                 (unaudited)
LIABILITIES, MINORITY INTEREST, REDEEMABLE
COMMON STOCK AND STOCKHOLDERS' EQUITY
---------------------------------------------------------
Current liabilities
  Current maturities of long-term debt            $ 40,742   $  56,231
  Accounts payable                                   5,260       7,045
  Accounts payable to related parties                1,154       1,543
  Accrued expenses                                   7,645       6,477
  Accrued interest payable                           4,204       4,612
                                                   -------     -------
  Total current liabilities                         59,005      75,908
                                                   -------     -------
Long-term debt                                     303,784     281,034
                                                   -------     -------
Other long-term liabilities                          1,798       1,645
                                                   -------     -------
Redeemable common stock - 129,046 shares issued              8,290
8,290
                                                   -------     -------
Stockholders' equity
  Preferred stock - $1 par value; 5,000,000
   shares authorized; none issued                        -           -
  Common stock - $.10 par value; 5,000,000 shares
   authorized; 1,161,037 issued at June 30, 2001
   and December 31, 2000                               116         116
  Additional paid-in capital                         2,196       2,196
  Accumulated deficit                             (100,913)  (100,662)
  Accumulated other comprehensive income:
  Transition adjustment on implementation of
  SFAS 133 net of reclassification to earnings
   of $434 and none, respectively                      596           -
  Note receivable from an officer and stockholder            (1,598)
(1,616)
  Less:  treasury stock - at cost; 214,549 shares
   at June 30, 2001 and December 31, 2000          (3,110)     (3,110)
                                                   -------     -------
  Total stockholders' deficit                     (102,713)  (103,076)
                                                   -------     -------
Total liabilities, redeemable common stock
 and stockholders' equity                         $270,164   $ 263,801
                                                   =======     =======








           The accompanying notes are an integral part of these consolidated financial statements.

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share data)
                                (unaudited)

                                   Three months ended   Six months ended
                                        June 30,            June 30,
                                   -----------------   -----------------
                                     2001      2000      2001      2000
                                    ------    -----     -----     -----
Operating revenues
  Oil and gas                      $14,471   $13,023   $31,503   $24,342
  Real estate                        7,859     7,444    15,937    15,458
  Other                                 47        77       133       173
                                    ------    ------    ------    ------
     Total operating revenues       22,377    20,544    47,573    39,973
                                    ------    ------    ------    ------
Operating expenses
  Oil and gas production             4,458     3,765     8,710     7,183
  Real estate                        5,166     4,582     9,412     9,156
  General and administrative, net of
   related party management and
   administrative fees of $801,
   $821, $1,580 and $1,669,
   respectively                      1,209     1,296     2,113     2,001
  Depreciation, depletion and
   amortization                      4,524     2,271     8,345     5,181
  Other                                 49       259       126       589
                                    ------    ------    ------    ------
     Total operating expenses       15,406    12,173    28,706    24,110
                                    ------    ------    ------    ------
Operating income                     6,971     8,371    18,867    15,863
                                    ------    ------    ------    ------
Other income (expense)
  Interest and dividend income         189       265       480       514
  Interest expense                 (9,673)   (10,906)  (19,818)  (21,476)
  Other                              1,446       365       280       625
                                    ------    ------    ------    ------
                                   (8,038)   (10,276)  (19,058)  (20,337)
                                    ------    ------    ------    ------
                                                                 (contin
ued)

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                   (in thousands, except per share data)
                                (unaudited)

                                   Three months ended   Six months ended
                                        June 30,            June 30,
                                   -----------------   -----------------
                                     2001      2000      2001      2000
                                    ------    -----     -----     -----
Loss before income taxes, minority
  interest and extraordinary item        $   (1,067)   $(1,905)  $ (191)
$ (4,474)
  Income tax benefit (provision)             -         -         -
-
                                   --------- --------- --------- ---------
Loss before minority interest
  and extraordinary item           (1,067)   (1,905)     (191)   (4,474)
  Minority interest in subsidiaries,
   net of tax                         (30)       810      (60)     1,172
                                   --------- --------- --------- ---------
Loss before extraordinary item     (1,097)   (1,095)     (251)   (3,302)
  Extraordinary gain from
   early extinguishment of debt          -         -         -    13,996
                                   --------- --------- --------- ---------
Net income (loss)                $ (1,097) $ (1,095) $   (251) $  10,694
                                   ========= ========= ========= =========
Loss per common share before
  extraordinary item             $  (1.03) $  (1.02) $   (.24) $  (3.07)
  Extraordinary gain from
   early extinguishment of debt          -         -         -     13.01
                                   --------- --------- --------- ---------
Income (loss) per common share   $  (1.03) $  (1.02) $   (.24) $    9.94
                                   ========= ========= ========= =========
Weighted average shares
  outstanding                      1,075,534 1,075,868 1,075,534 1,075,868
                                   ========= ========= ========= =========
















           The accompanying notes are an integral part of these consolidated financial statements

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)
                                (unaudited)

                                   Three months ended   Six months ended
                                        June 30,            June 30,
                                   -----------------   -----------------
                                     2001      2000      2001      2000
                                    ------    -----     -----     -----
Cash flows from operating activities
  Net income (loss)                $(1,097)  $(1,095)  $ (251)   $10,694
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
  Depreciation, depletion and
   amortization                      4,524     2,271     8,345     5,181
  Noncash interest expense           1,748     2,437     3,534     5,178
  Noncash reclassification of
   unrealized gain                   (208)         -     (434)         -
  Noncash unrealized (gain) loss on
   oil and gas hedges              (1,035)         -       297         -
  Extraordinary gain from early
   extinguishment of debt                -         -         -   (13,996)
  (Gain) loss on sale of assets      (170)       (8)      (66)     (248)
  Other noncash items                    -       160         -       339
  Amortization of lease commissions               41        53        83
104
  Bad debt expense                     159        35       246       140
  Minority interest in income
   of subsidiary                         -     (810)         -   (1,172)
  Changes in operating assets
   and liabilities-
   Accounts receivable                 243   (1,561)   (1,683)   (2,486)
   Other current assets               (10)     (386)       348     (469)
   Accounts payable and accrued
     expenses                        1,057     1,614   (1,006)   (2,348)
   Changes in restricted cash          987     5,807     1,205     2,212
   Accrued interest payable        (3,481)   (2,512)     (408)     (204)
                                    ------    ------    ------    ------
Net cash provided by operating
  activities                         2,758     6,005    10,210     2,925
                                    ------    ------    ------    ------
Cash flows from investing activities
  Proceeds from sale of oil and
   gas properties                       37       182        47       336
  Purchase of oil and gas properties         (6,238)   (2,823)   (15,863)
(3,810)
  Purchase of other property and
   equipment and rental property             (963)     (5,221)   (1,418)
(5,302)
  (Increase) decrease in construction
   in progress                     (1,251)     2,061   (2,227)     1,003
  Purchase of other assets         (1,370)      (14)   (2,191)      (36)
  Proceeds from sale of real
   estate investments                   67         -       212       643
  Proceeds from sale of other assets              14         2        33
19

(continued)

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)
                                (unaudited)

                                   Three months ended   Six months ended
                                        June 30,            June 30,
                                   -----------------   -----------------
                                     2001      2000      2001      2000
                                    ------    -----     -----     -----
  Proceeds from sale of other
   property and equipment and
   rental property                 $    18   $    79   $    23   $    80
  Change in restricted cash          (172)     (564)       529     (835)
  Other                                  9         8        18        16
                                    ------    ------    ------    ------
Net cash used in investing
  activities                       (9,849)   (6,290)   (20,837)  (7,886)
                                    ------    ------    ------    ------
Cash flows from financing activities
  Proceeds from borrowings          21,331     4,605    23,565    21,519
  Payments on debt                 (18,707)    (477)   (19,031)  (23,762)
  Increase (decrease) in other
   long-term liabilities               119      (21)       153      (45)
  Deferred debt cost                 (440)     (126)     (447)     (131)
  Dividends paid to minority interest
   owners                                -      (30)         -      (60)
  Other                                  -         1         -         1
                                    ------    ------    ------    ------
Net cash provided by (used in)
  financing activities               2,303     3,952     4,240   (2,478)
                                    ------    ------    ------    ------
Net increase (decrease) in unrestricted
  cash and cash equivalents        (4,788)     3,667   (6,387)   (7,439)

Unrestricted cash and cash equivalents -
  beginning of period               15,618     5,877    17,217    16,983
                                    ------    ------    ------    ------
Unrestricted cash and cash equivalents -
  end of period                    $10,830   $ 9,544   $10,830   $ 9,544
                                   =======   =======   =======    ======

Non-cash investing and financing
  activities
  Unrealized gain on oil and gas
   commodity hedges-taken to other
   comprehensive income            $     -   $     -   $ 1,030   $     -
  Note payable issued to fund
   non-compete agreement           $     -   $     -   $   800   $     -

Supplemental disclosures of cash flow
  information
  Interest paid                    $11,406   $10,694   $16,692   $16,215


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

Principles of Consolidation

   The consolidated financial statements include the accounts of SRH and its subsidiaries. As of June 30, 2001, the Company owned 100% of Southwest and 81% of Red Oak. As of June 30, 2001, Southwest had only one subsidiary, Blue Heel Company ("Blue Heel"). Effective August 2000, Midland Southwest Software ("MSS"), a former subsidiary of Southwest, was merged into Southwest. Blue Heel holds a nominal interest in certain oil and gas properties owned by Southwest.

   As of June 30, 2001 Red Oak has 4 wholly owned subsidiaries, MRO Management, Inc. ("MRO Management"), MRO Commercial, Inc. ("MRO Commercial"), MRO N Cross, Inc. ("Northcross"), and MRO Southwest, Inc.
("MRO Southwest"). MRO Commercial, Northcross and MRO Southwest each hold titles to certain real estate properties and are the borrowers under the credit agreements related to such properties. These credit agreements are non-recourse to Red Oak. MRO Management performs real estate management services for Red Oak, MRO Commercial, Northcross, MRO Southwest and for third party clients.

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

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Cash and Cash Equivalents

  The Company considers all highly liquid debt instruments purchased, with a maturity of three months or less to be cash equivalents. In addition, the Company maintains its excess cash in several interest bearing accounts in various financial institutions.

Restricted Cash

  Restricted  cash represents amounts required to be reserved  in  separate
accounts  by  financial  lenders.   Restricted  cash  accounts  have   been
established for the following purposes (in thousands):

                                                     June 30,  December 31,
                                                       2001        2000
                                                       ----        ----
     Certificate of Deposits - Red Oak              $    121   $   118
     Tenant security deposits - Red Oak                  568       536
     Capital expenditures account - Red Oak              295       824
     Tax and insurance reserve - Red Oak                 819     2,034
     Lockbox - Red Oak                                   254       160
     Customer service reserve - Red Oak                    5        12
     Interest reserves - Red Oak                           -       115
     Escrow fund - Southwest                             762       759
                                                      ------    ------
                                                    $  2,824   $ 4,558
                                                      ======    ======

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

  Through December 31, 2000, premiums paid for commodity option contracts which qualified as hedges under Statement of Accounting Standards ("SFAS") No. 80 "Accounting for Futures Contracts", were amortized to oil and gas sales over the term of the agreements. Unamortized premiums are included in other assets in the consolidated balance sheet. Amounts receivable or payable under the commodity option contracts are accrued as an increase or decrease in oil and gas sales for the applicable periods. Effective January 1, 2001, derivative financial instruments are accounted for in accordance with SFAS 133 as amended by SFAS 138.

  In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to changes in the fair value of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign currency denominated forecasted transaction. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the Company's statement of operations. The Company recorded a net transition adjustment gain of $1,030,000 in accumulated other comprehensive income on January 1, 2001. The transition adjustment is being amortized to oil and gas sales over the term of the agreements.

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

Rental Property - Construction in Progress

  All costs associated with construction in progress are capitalized and subject to depreciation when each project is completed. Interest is capitalized for construction in progress. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the assets useful life. There was no interest costs capitalized for the three months ended June 30, 2001 or 2000.

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

  SRH and its eligible subsidiaries file a consolidated U.S. federal income tax return. Basic (through June 30, 1997) and Red Oak are consolidated for financial reporting purposes, but beginning January 1, 1996, were not eligible to be included in the consolidated U.S. federal income tax return. Separate provisions for income taxes have been determined for these entities. Effective January 1, 2001 Red Oak has become eligible to be included in the consolidated U.S. federal income tax return.

Reclassifications

  Certain reclassifications have been made to the 2000 amounts to conform to the 2001 presentation.

Income (loss) per share

  Basic net income (loss) per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The computation of diluted net income
(loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. For 2001 and 2000, the computation of diluted net income (loss) per share was antidilutive; therefore, the amounts reported for basic and diluted net income (loss) per share were the same.

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Noncompete covenants

  Noncompete covenants are carried at cost less accumulated amortization. The covenants are being amortized over their contractual lives, generally three to five years.

Interim Financial Statements

  In the opinion of management, the unaudited consolidated financial statements of the Company as of June 30, 2001 and 2000 include all adjustments and accruals, consisting only of normal recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Report pursuant to the rules and regulations of the Securities and Exchange
Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2000 Form 10-K of the Company.

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

  SRH has a highly leveraged capital structure with, approximately, $31.6 million of cash interest and $40.7 million of principal (net of a related party note of $798,000 between Southwest and Red Oak) due within the next twelve months. The majority, $14.1 million of cash interest and $40.7 million of principal (which includes the $798,000 related party note between Southwest and Red Oak) due within the next twelve months, pertains to Red Oak. Management is currently in the process of renegotiating the terms of SRH's various obligations with its debt holders and/or attempting to seek new lenders or equity investors. Additionally, management would consider disposing of certain assets in order to meet its obligations.

  There can be no assurance that SRH's debt-restructuring efforts in connection with their real estate subsidiary will be successful or that the debt holders will agree to a course of action consistent with SRH's requirements in restructuring the obligations. Even if such agreement is reached, it may require approval of other creditors of SRH, none of which is assured. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to SRH.

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

3. Commitments and Contingencies

  The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a noncapital nature are expensed when environmental assessment and/or remediation are probable and the costs can be reasonably estimated.

  In the normal course of its business, the Company is subject to pending or threatened legal actions; in the opinion of management, any such matters will be resolved without material effect on the Company's operations, cash flow or financial position.

4.  Long-term Debt

     Long-term debt consists of the following (in thousands):
                                                    June 30,December 31,
                                                    --------------------
                                                       2001      2000
                                                      -----     -----
     10.5% Senior Notes, interest payable semi-annually due
      October 15, 2004, net of discount of $841 and $945,
      respectively                                  $122,844  $122,740
     Revolving Loan Facility with variable rate interest,
      due August 2003.  Collateralized by oil and gas
      properties                                      49,970    50,000
     Variable Rate Notes Payables:
     Variable notes due July 2001, accrued interest due and
      payable monthly at 7.1% at June 30, 2001 and,
      December 31, 2000 with additional 1% payable in
      cash or additional notes beginning July 1, 1998
        Net   of  discount  of  $0  and  $278,  respectively              -
17,802
     Variable notes due December 2001, accrued interest due
      and payable monthly at 7.1% at June 30, 2001 and
      December 31, 2000, with additional 1.5% payable in
      cash or additional notes beginning January 1, 1999
       Net  of  discount  of $556 and $1,222, respectively           35,671
33,373
     Variable notes due July 2002, interest at 8.5% at
      June 30, 2001 and December 31, 2000, accrued interest
      due and payable monthly beginning July 1, 1999
       Net  of  discount  of $1,587 and $2,491, respectively        105,352
103,690
     Variable notes due November 2002, interest at 8.0% at
      June 30, 2001, principal and interest due and payable
      monthly beginning July 10, 2001                 18,754         -
     Other                                            11,935     9,660
                                                     -------   -------
                                                     344,526   337,265
     Less current maturities, net of discount of $556 and
      $1,500                                          40,742    56,231
                                                     -------   -------
                                                    $303,784  $281,034
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

     The Revolving Loan Facility imposed certain limitations on the ability of Southwest to, among other things, incur additional indebtedness or issue disqualified capital stock, make payments in respect to capital stock, enter into transactions with affiliates, incur liens, sell assets, change the nature of its business, merge or consolidate with any other person and sell, lease, transfer or otherwise dispose of substantially all of its properties or assets. The Revolving Loan Facility required Southwest to establish a sinking fund account with an initial deposit of $3.5 million.
Southwest transferred monthly one-twelfth of the annual interest payments on the 10.5% Senior Notes beginning December 31, 1999 into this sinking fund account for the purpose of making interest payments on the 10.5% Senior Notes.

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     Southwest successfully completed a refinancing of their Revolving Loan Facility in the amount of $50.0 million on August 17, 2000 with a new lender. The Amended and Restated Loan and Security Agreement allows for a prime rate of interest (9.50% at December 31, 2000) plus one and one-half percent (1.5%). The new lender continues to impose the above noted limitations, however, the sinking fund requirement was eliminated. Southwest was able to extend the due date from December 29, 2000 to August 17, 2003. Southwest, in recording the refinancing of the Revolving Loan Facility, recorded an extraordinary loss from early extinguishment of debt in the amount of approximately $1.4 million.

Variable Rate Notes Payable

     In June 1998, MRO N Cross, Inc., a wholly owned subsidiary of Red Oak negotiated two notes payable in the amount of $13.5 million, net of a $2 million discount, and $2.5 million. The $13.5 million note was used for the acquisition of rental property in the amount of $12.9 million with the remaining $600,000 to be used for capital improvements to the rental property purchased. The $2.5 million note was reserved for capital improvements to the rental property purchased and had been utilized as of June 30, 2001. The notes were collateralized by the property purchased. The notes were paid in full as of June 30, 2001.

     In June 2001, MRO N Cross, Inc., a wholly owned subsidiary of Red Oak negotiated a note payable in the amount of $22.1 million. The initial funding of $18.8 million was utilized to retire the existing debt on the collateralized property. The additional $3.3 million will be funded as necessary to make capital improvements to the property.

     In December 1998, MRO Commercial, Inc., a wholly owned subsidiary of Red Oak negotiated two notes payable in the amount of $21.7 million, net of a $4 million discount, and $9.7 million. The $21.7 million note was used for the acquisition of a retail shopping center and the funding of various escrow balances. The $9.7 million note is for capital improvements to the rental property purchased of which $9.7 million has been utilized as of June 30, 2001. The notes are collateralized by the property purchased.

     In June 1999, MRO Southwest, Inc., a wholly owned subsidiary of Red Oak negotiated two notes payable in the amount of $97.5 million and $8.0 million, net of discounts of $5.3 million. Borrowings for both notes accrue interest in arrears at a rate per annum equal to the greater of 8.6% or LIBOR plus 360 basis points. The interest rate includes a servicing fee of
 .10%. Approximately $91.4 million of the $97.5 million note was used to retire existing debt on properties contributed to MRO Southwest by Red Oak, $1.5 million was deposited into various restricted cash accounts and the remaining proceeds were used for general corporate purposes. The $8.0 million  note  is  for  capital improvements to rental  property  and  $5.8
million   has  been  utilized  as  of  June  30,  2001.   The   notes   are
collateralized by the properties owned by MRO Southwest.

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
                                                     -------
                                                    $337,265
                                                    =======


     Aggregate maturities of all long-term debt as of June 30, 2001 are as follows (in thousands):

     For the twelve
     months ended
     --------------
     June 30, 2002                                  $ 41,297
     June 30, 2003                                   127,846
     June 30, 2004                                    53,173
     June 30, 2005                                   124,266
     June 30, 2006                                        98
     Thereafter                                          854
                                                     -------
                                                     347,534
     Less unamortized discount                         3,008
                                                     -------
                                                    $344,526
                                                     =======

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

5. Lines of Business

  The Company operates in two major segments: Oil and Gas Activities (oil and gas acquisition, development, exploration and production, as well as organizing and serving as managing general partner for various public and private limited partnerships engaged in oil and gas development and production) and Real Estate Investment and Management (owns and manages retail shopping centers and office buildings). Other items include eliminations, computer service and the holding Company. Effective August 2000, Midland Southwest Software ("MSS") a 100% wholly owned software subsidiary was merged into Southwest.

                              Three months ended  Six months ended
                                   June 30,           June 30,
                              ------------------ -----------------
                                 2001     2000      2001      2000
                                -----    -----     -----     -----
                                (in thousands)     (in thousands)
                                 (unaudited)        (unaudited)
 Operating Revenue
   Oil and gas              $  14,481   $13,032   $31,522   $24,361
   Real estate                  7,859     7,444    15,937    15,458
   Other and eliminations               37        68        114       154
                               ------    ------    ------    ------
                            $  22,377   $20,544   $47,573   $39,973
                               ======    ======    ======    ======
 Operating profit (loss)
   Oil and gas              $   6,276   $ 7,440   $16,240   $13,277
   Real estate                    739     1,247     2,710     3,133
   Other and eliminations               (44)      (316)     (83)      (547)
                              -------    ------    ------    ------
                            $   6,971   $ 8,371   $18,867   $15,863
                              =======    ======    ======    ======
 Interest Expense
   Oil and gas              $   4,816   $ 5,726   $ 9,846   $11,309
   Real Estate                  4,866     5,191     9,991    10,188
   Other and eliminations               (9)       (11)      (19)      (21)
                              -------    ------    ------    ------
                            $   9,673   $10,906   $19,818   $21,476
                              =======    ======    ======    ======
 Depreciation, depletion and
   amortization
   Oil and gas              $   3,001   $ 1,036   $ 5,329   $ 2,767
   Real Estate                  1,498     1,194     2,965     2,333
   Other and eliminations               25        41        51        81
                              -------    ------    ------    ------
                            $   4,524   $ 2,271   $ 8,345   $ 5,181
                              =======    ======    ======    ======
 Capital expenditures
   Oil and gas              $   6,238   $ 2,823   $15,863   $ 3,810
   Oil and gas, other             101       113       195       132
   Real Estate                  2,113     3,030     3,450     4,089
   Other                            -        17         -        78
                              -------    ------    ------    ------
                            $   8,452   $ 5,983   $19,508   $ 8,109
                              =======    ======    ======    ======

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                            June 30,December 31,
                                               2001      2000
                                            --------------------
 Identifiable assets
   Oil and gas                               $124,291  $119,357
   Real estate                               150,328   151,231
   Other and eliminations                    (4,455)   (6,787)
                                             -------   -------
                                             $270,164  $263,801
                                             =======   =======
6. Comprehensive Income

  Comprehensive income consists of net income (loss), as reflected on the consolidated statement of operations, and other gains and losses affecting stockholders' equity that are excluded from net income (loss). The Company recorded other comprehensive income for the first quarter of 2001. Total comprehensive income for the six months ended June 30, 2001 is as follows (in thousand):

Net loss                                            $  (251)

Other comprehensive income, net of tax:
 Transition adjustment on implementation of
  SFAS 133 - January 1, 2001                           1,030
 Reclassification of transition adjustment             (434)
                                                       -----
   Other comprehensive income                            596
                                                       -----
Comprehensive income                                $    345
                                                       =====
7.   Related Party Transactions

  An affiliate of the Company issued a Notice to Stockholders of Preemptive Rights dated May 21, 2001. Three individuals, two of whom are officers of the Company contributed $110,000 toward the purchase of 5,500 shares of stock from the affiliate using the Company as both purchaser and holder of the stock via a Purchase Right Agreement dated June 6, 2001. The transferability of the shares is restricted by the Stockholders' Agreement dated December 21, 2000 according to Article 4 which states that the shares are not transferable until the seventh anniversary of the date of said Stockholders' Agreement and until such time as the cancellation of the Pledge Agreement dated October 14, 1997 by and among SRH and State Street Bank, as Trustee. Therefore, the Company has recorded a long-term liability for the 5,500 shares held on behalf of the three individuals as of June 30, 2001 in the purchase price amount of $110,000. The 5,500 shares are recorded in other assets at June 30, 2001.

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

Results of Operations

Three months and six months ended June 30, 2001 compared to three months and six months ended June 30, 2000.

  The following table summarizes production volumes, average sales prices and period-to-period comparisons for the Company's oil and gas operations, including the effect on revenues, for the periods indicated:
                                 Three months ended   Six months ended
                                      June 30,            June 30,
                                ------------------- -------------------
                                  2001       2000     2001       2000
                                 -----      -----    -----      -----
                                   (in thousands)      (in thousands)
                                    (unaudited)         (unaudited)
Production volumes:
       Oil and condensate (MBbls)              320       310       626
616
       Natural gas (MMcf)          1,254     1,197     2,464     2,392

Average sales prices:
       Oil and condensate (per Bbl)    $  27.35  $  27.13  $  27.92  $
26.57
       Natural gas (per Mcf)    $   4.35  $   3.80  $   5.50  $   3.27

  Revenues. Revenues for the Company increased 9% to $22.4 million for the three months ended June 30, 2001 and 19% to $47.6 million for the six months ended June 30, 2001, as compared to $20.5 million and $40.0 million for the same periods in 2000.

  Oil and gas revenues increased 11% to $14.5 million for the three months ended June 30, 2001 and 29% to $31.5 million for the six months ended June 30, 2001, as compared to $13.0 million and $24.3 million for the same periods in 2000. The increase in oil and gas revenue is due primarily to increases in both oil and gas prices and production.

  Oil and gas production increased 4%, to 5,811 BOEPD for the three months ended June 30, 2001 and 3%, to 5,730 BOEPD for the six months ended June 30, 2001 as compared to the same periods in 2000.

  Real estate revenues increased 6% to $7.9 million for the three months ended June 30, 2001 and 3% to $15.9 million for the six months ended June 30, 2001, as compared to $7.4 million and $15.5 million for the same periods in 2000. The increase is due primarily to the purchase of two additional property management companies in 2001.

  Operating    Expenses.   Operating   expenses,   before    general    and
administrative expense, impairment of oil and gas properties and depreciation, depletion and amortization, increased 12% to $9.7 million for the three months ended June 30, 2001 and 8% to $18.2 million for the six months ended June 30, 2001, as compared to $8.6 million and $16.9 million for the same periods in 2000.

  Oil and gas operating expense increased approximately 18% to $4.5 million for the three months ended June 30, 2001 and approximately 21% to $8.7 million for the six months ended June 30, 2001, as compared to $3.8 million and $7.2 million for the same periods in 2000. The increase in oil and gas operating expenses for the three and six month periods ended June 30, 2001 is due primarily to bringing higher lifting cost wells back on line and to workover expense and repairs associated with maintaining and/or increasing existing production. The average operating expense increased 14% to $8.43 per BOE for the three months ended June 30, 2001 and 19% to $8.40 per BOE for the six months ended June 30, 2001 from $7.38 and $7.08 per BOE for the same periods in 2000.

  Real estate operating expense increased 13% to $5.2 million for the three months ended June 30, 2001 and 3% to $9.4 million for the six months ended June 30, 2001, as compared to $4.6 million and $9.2 million for the same periods in 2000. The increase is due primarily to the purchase of two additional property management companies in 2001.

  General and Administrative (''G&A'') Expense. G&A expense for the Company decreased 7% to $1.2 million for the three months ended June 30, 2001 and increased 6% to $2.1 million for the six months ended June 30, 2001, as compared to $1.3 million and $2.0 million for the same periods in 2000.

  Oil and gas G&A expense decreased 6% to $746,000 for the three months ended June 30, 2001 and increased 10% to $1.2 million for the six months ended June 30, 2001, as compared to $791,000 and $1.1 million for the same periods in 2000. Oil and gas G&A expense per BOE decreased 9% to $1.41 for the three months ended June 30, 2001 and increased 7% to $1.20 per BOE for the six months ended June 30, 2001, as compared to $1.55 per BOE and $1.12 per BOE for the same periods in 2000. Increases in oil and gas G&A expense for the six months ended June 30, 2001 are primarily due to increased health insurance claims pertaining to the Company's partially self funded insurance structure.

  Real estate G&A expense increased 8% to $456,000 for the three months ended June 30, 2001 and 2% to $850,000 for the six months ended June 30, 2001, as compared to $421,000 and $836,000 for the same periods in 2000.

  Depreciation, Depletion and Amortization (''DD&A'') Expense. DD&A expense for the Company increased 99% to $4.5 million for the three months ended June 30, 2001 and 61% to $8.3 million for the six months ended June 30, 2001, as compared to $2.3 million and $5.2 million for the same periods in 2000.

  Oil and gas DD&A increased 190% to $3.0 million for the three months ended June 30, 2001 and 93% to $5.3 million for the six months ended June 30, 2001, as compared to $1.0 million and $2.8 million for the same periods in 2000. Oil and gas depletion expense on a BOE basis, increased 202% to $5.47 per BOE for the three months ended June 30, 2001 and 97% to $4.92 per BOE for the six months ended June 30, 2001, as compared to $1.81 per BOE and $2.50 per BOE for the same periods in 2000. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Company's reserves for July 1, 2001 as compared to 2000, and the increase in oil and gas revenues received by the Company during 2001 as compared to 2000.

  Real estate DD&A expense increased 25% to $1.5 million for the three months ended June 30, 2001 and increased 27% to $3.0 million for the six months ended June 30, 2001, as compared to $1.2 million and $2.3 million for the same periods in 2000. The increase in DD&A expense for the three and six months ended June 30, 2001 is due to the impact of capitalized improvements.

  Interest Expense. Interest expense for the Company decreased 11% to 9.7 million for the three months ended June 30, 2001 and 8% to and $19.8 million for the six months ended June 30, 2001, as compared to $10.9 million and $21.5 million for the same periods in 2000.

  Oil and gas interest expense decreased 16% to $4.8 million for the three months ended June 30, 2001 and 13% to $9.8 million for the six months ended June 30, 2001, as compared to $5.7 million and $11.3 million for the same periods in 2000. The reduction is due primarily to the decreases in the prime rate associated with Southwest's $50 million Revolving Loan Facility and the reduction of the deferred debt costs being amortized due to the refinance of the Revolving Loan Facility in August of 2000.

  Real estate interest expense decreased 6% to $4.9 million for the three months ended June 30, 2001 and 2% to $10.0 million for the six months ended June 30, 2001, as compared to $5.2 million and $10.2 million for the same periods in 2000. The reduction is due primarily to the decreases in the prime rates associated with Red Oak's variable rate notes.

  Net Income. Due to the factors described above, net income (loss) for the Company remained unchanged at $1.1 million net loss for the three months ended June 30, 2001 and decreased 102% to a net loss of $251,000 for the six months ended June 30, 2001, as compared to net a net loss of $1.1 million and net income of $10.7 million for the same periods in 2000.
Included in net income for the six months ended June 30, 2000, is an extraordinary gain associated with the repurchase of approximately 19% of the original issue, $200 million face 10.5% Senior Notes of approximately $14.0 million. Oil and gas net income increased 12% to $1.8 million for the three months ended June 30, 2001 and decreased 73% to 4.4 million for the six months ended June 30, 2001, as compared to a net income of $1.6 million and $16.0 million for the same periods in 2000. Included in the oil and gas net income for the six months ended June 30, 2000, is an extraordinary gain associated with the repurchase of approximately 19% of the original issue, $200 million face 10.5% Senior Notes issued in October 1997, of approximately $14.1 million. Real estate net losses increased 9% to $3.8 million for the three months ended June 30, 2001 and 7% to $6.8 million for the six months ended June 30, 2001 as compared $3.5 million and $6.3 million for the same periods in 2000.

Liquidity and Capital Resources

  Funding for the Company's business activities has historically been provided by operating cash flows, bank borrowings, debt issuances, reserve-based financings and sales of equity. Any future capital expenditures, other than those with previously arranged and set-aside lines of financing, will most likely require additional equity or financing and will be dependent upon financing arrangements available at the time. The significant decrease in oil and gas prices experienced during the last quarter of 1997 and extending through the first half of 1999, severely limited cash flow from operations, depleted working capital and rendered most other financing sources unavailable, or if available, on very unattractive terms to Southwest. With the upturn in commodity prices, Southwest's management believes that additional capital sources and financing opportunities may be available in the market. Because of higher commodity pricing, Southwest's operating cash flows have improved allowing for the investment of capital expenditures that would, if successful, increase company production and its reserve base.

   SRH has a highly leveraged capital structure with, approximately, $31.6 million of cash interest and $40.7 million of principal (net of a related party note of $798,000 between Southwest and Red Oak) due within the next twelve months. The majority, $14.1 million of cash interest and $40.7 million of principal (which includes the $798,000 related party note between Southwest and Red Oak) due within the next twelve months, pertains to Red Oak. Management is currently in the process of renegotiating the terms of SRH's various obligations with its debt holders and/or attempting to seek new lenders or equity investors. Additionally, management would consider disposing of certain assets in order to meet its obligations.

  There can be no assurance that SRH's debt-restructuring efforts in connection with their real estate subsidiary will be successful or that the debt holders will agree to a course of action consistent with SRH's requirements in restructuring the obligations. Even if such agreement is reached, it may require approval of other creditors of SRH, none of which is assured. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to SRH.

  SRH, Red Oak and Southwest regularly pursue and evaluate recapitalization strategies and acquisition opportunities (including opportunities to engage in mergers, consolidations or other business combinations) and at any given time may be in various stages of evaluating such opportunities.

Net Cash Provided By Operating Activities

  Net cash provided by operating activities was $2.8 million and $10.2 million for the three and six months ended June 30, 2001, respectively, as compared to $6.0 million and $2.9 million for the same periods in 2000. The decrease in cash provided by operating activities for the three months ended June 30, 2001 compared to the same period in 2000 is due primarily to the decrease in restricted cash required by debt covenants to be deposited into a interest sinking fund account. The debt covenants requiring the interest sinking fund account were eliminated in August of 2000. The increase in cash provided by operating activities for the six months ended June 30, 2001, is primarily attributable to increased oil and gas commodity prices.

Net Cash Provided By/Used In Investing Activities

  Net cash used in investing activities by the Company were $9.8 million and $20.8 million for the three and six months ended June 30, 2001, as compared to net cash provided by investing activities of $6.3 million and $7.9 million for the comparable periods in 2000. Purchase of oil and gas properties and developmental drilling as well as capital improvements to Real Estate holdings were the primary uses of funds in 2001 and in 2000.

  SRH has tentatively budgeted $9.0 million, for the remainder of 2001, in capital expenditures at Southwest for oil and gas development projects. This budget is subject to change based on financial strategies currently being developed, including hedging strategies, divestitures and debt restructuring, as well as the level of oil and gas prices in the future.

  SRH has budgeted $6.6 million, for the remainder of 2001, in capital improvements on Real Estate holdings at Red Oak. Approximately $4.1 million of the capital improvements will be funded through additional borrowings on existing notes. The remainder will be financed through the sale of non-strategic assets. This budget is subject to change based on financial strategies currently being developed which include the sale of non-strategic assets and debt restructurings.

Net Cash Provided by (Used in) Financing Activities.

  Net cash provided by the Company's financing activities was $2.3 million and $4.2 million for the three and six months ended June 30, 2001 compared to $3.9 million of cash provided and $2.5 million of cash used in financing activities for the three and six months ended June 30, 2000, respectively. For the three months ended June 30, 2001, proceeds from borrowings were $21.3 million and were used to fund payments on debt of $18.7 million and fund capital improvements on Real Estate holdings. For the six months ended June 30, 2001, proceeds from borrowings were $23.6 million and were used to fund payments on debt of $19.0 million and to fund capital improvements on Real Estate holdings.

Other Issues

Derivative Instruments and Hedging Activities.

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to changes in the fair value of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign currency denominated forecasted transaction. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the Company's statement of operations. The Company recorded a net transition adjustment gain of $1.0 million in accumulated other comprehensive income on January 1, 2001. The transition adjustment is being amortized to oil and gas sales over the term of the agreements. The Company recorded a loss of $297,000 to adjust the carrying value of its oil and gas derivatives to fair market value of $2.7 million as of June 30, 2001.

Recent Accounting Pronouncements

   In July of 2001, the Financial Accounting Standards Boards (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations", which requires that all business combinations initiated after June 30, 2001 be accounted under the purchase method of accounting. The Company regularly pursues and evaluates recapitalization strategies and acquisition opportunities (including opportunities to engage in mergers, consolidations or other business combinations) and at any given time may be in various stages of evaluating such opportunities. The company is assessing the impact, if any, of this FASB in relation to any such recaplitalization strategies and acquisition opportunities.

  Additionally, in July of 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets", which requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The Company is currently assessing the impact of SFAS No. 142, which must be adopted in the first quarter of 2002.

  Also, the FASB has voted to issue SFAS No. 143 "Accounting for Asset Retirement Obligations", which establishes requirements for the removal-type costs associated with asset retirements. The Company is currently assessing the impact of SFAS No. 143, which must be adopted in the first quarter of 2003.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

  The information included in "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of SRH's 2000 Form 10-K is incorporated herein by reference. Such information includes a description of SRH's potential exposure to market risks, including commodity price risk and SRH's interest rate risk. As of June 30, 2001, there have been no material changes in SRH's market risk exposure from that disclosed in the 2000 Form 10-K.

                        PART II - OTHER INFORMATION

Item 6.

Reports on Form 8-K

  None.

Exhibits

  The  following instruments and documents are included as Exhibits to this
Report.    Exhibits  incorporated  by  reference  are   so   indicated   by
parenthetical information.

  Exhibit Number
  --------------
  None.

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

                          Date:  August 14, 2001

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                        TITLE                   DATE
---------                        -----                   -----

/s/ H.H. Wommack, III
-----------------------------
H. H. Wommack, III               Chairman/President/
                                 Chief Executive Officer August 14, 2001

/s/ Bill E. Coggin
----------------------
Bill E. Coggin                   Vice President/
                                 Chief Financial Officer August 14, 2001


/s/ H. Allen Corey
-----------------------------
H. Allen Corey                   Director/Secretary      August 14, 2001

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

                         Date:   August 14, 2001

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                        TITLE                   DATE
---------                        -----                   -----

/s/ H.H. Wommack, III
-----------------------------
H. H. Wommack, III               Chairman/President/
                                 Chief Executive Officer August 14, 2001

/s/ Bill E. Coggin
----------------------
Bill E. Coggin                   Vice President/
                                 Chief Financial Officer August 14, 2001

/s/ H. Allen Corey
-----------------------------
H. Allen Corey                   Director/Secretary      August 14, 2001