Form 10-Q
period 2001-09-30
SOUTHWEST ROYALTIES INC
filed 2001-11-26
CIK 821699

25
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                                 FORM 10-Q

(Mark One)
X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended September 30, 2001

     or

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


Number  of shares of common stock outstanding as of September 30, 2001  for
Southwest Royalties, Inc                                              100.
Number  of shares of common and redeemable common stock outstanding  as  of
September 30, 2001 for Southwest Royalties Holdings, Inc        1,075,534.

                         SOUTHWEST ROYALTIES, INC.

                    SOUTHWEST ROYALTIES HOLDINGS, INC.



                             TABLE OF CONTENTS


                    PART I - FINANCIAL INFORMATION Page

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets as of September 30, 2001
          (unaudited) and December 31, 2000                3

          Consolidated Statements of Operations for the
          three and  nine months ended September 30, 2001
          and 2000 (unaudited)                             5

          Consolidated Statements of Cash Flows for the three
          and nine months ended September 30, 2001
          and 2000 (unaudited)                             7

          Notes to Consolidated Financial Statements      10


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations             22

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                     27

                        PART II - OTHER INFORMATION

Item 6.   Reports on Form 8-K and Exhibits                28

                      PART I - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
                   (in thousands, except per share data)

                                                September 30,December 31,
                                                     2001       2000
                                                 -----------------------
                                                 (unaudited)
ASSETS
---------------------------------------------------------
Current assets
  Cash and cash equivalents                       $ 12,329   $  17,217
  Restricted cash                                    3,982       4,558
  Accounts receivable, net of allowance of
   $818 and $559, respectively                       9,210      10,302
  Receivables from related parties                   1,733       1,941
  Other current assets                               4,200       3,166
                                                   -------     -------
     Total current assets                           31,454      37,184
                                                   -------     -------
Oil and gas properties, using the full cost
  method of accounting
  Proved                                           225,881     204,751
  Unproved                                           1,042         625
                                                   -------     -------
                                                   226,923     205,376
  Less accumulated depletion, depreciation
   and amortization                                139,109     131,734
                                                   -------     -------
  Oil and gas properties, net                       87,814      73,642
                                                   -------     -------
Rental property, net                               130,674     133,385
                                                   -------     -------
Rental property - construction in progress           6,536       2,926
                                                   -------     -------
Other property and equipment, net                    4,493       4,612
                                                   -------     -------
Other assets
  Real estate investments                            1,864       3,024
  Deferred debt costs, net of accumulated
   amortization of $7,787 and $5,698, respectively               5,043
7,043
  Noncompete covenants, net of accumulated
   amortization of $1,272 and $877, respectively             2,175
727
  Other, net                                         2,121       1,258
                                                   -------     -------
     Total other assets                             11,203      12,052
                                                   -------     -------
Total assets                                      $272,174   $ 263,801
                                                   =======     =======
                                                             (continued)

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                   (in thousands, except per share data)

                                                September 30,December 31,
                                                     2001       2000
                                                  --------- -----------
                                                 (unaudited)
LIABILITIES, MINORITY INTEREST, REDEEMABLE
COMMON STOCK AND STOCKHOLDERS' EQUITY
---------------------------------------------------------
Current liabilities
  Current maturities of long-term debt            $147,129   $  56,231
  Accounts payable                                   6,664       7,045
  Accounts payable to related parties                  848       1,543
  Accrued expenses                                   7,412       6,477
  Accrued interest payable                           7,558       4,612
                                                   -------     -------
  Total current liabilities                        169,611      75,908
                                                   -------     -------
Long-term debt                                     199,457     281,034
                                                   -------     -------
Other long-term liabilities                          1,296       1,645
                                                   -------     -------
Redeemable common stock - 129,046 shares issued              8,290
8,290
                                                   -------     -------
Stockholders' equity
  Preferred stock - $1 par value; 5,000,000
   shares authorized; none issued                        -           -
  Common stock - $.10 par value; 5,000,000 shares
   authorized; 1,161,037 issued at September 30, 2001
   and December 31, 2000                               116         116
  Additional paid-in capital                         2,196       2,196
  Accumulated deficit                             (104,431)  (100,662)
  Accumulated other comprehensive income:
  Transition adjustment on implementation of
  SFAS 133 net of reclassification to earnings
   of $691 and none, respectively                      339           -
  Note receivable from an officer and stockholder            (1,590)
(1,616)
  Less:  treasury stock - at cost; 214,549 shares
   at September 30, 2001 and December 31, 2000     (3,110)     (3,110)
                                                   -------     -------
  Total stockholders' deficit                     (106,480)  (103,076)
                                                   -------     -------
Total liabilities, redeemable common stock
 and stockholders' equity                         $272,174   $ 263,801
                                                   =======     =======















           The accompanying notes are an integral part of these consolidated financial statements.

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share data)
                                (unaudited)

                                   Three months ended  Nine months ended
                                     September 30,       September 30,
                                   ------------------  -----------------
                                     2001      2000      2001      2000
                                    ------    ------    ------    ------
Operating revenues
  Oil and gas                      $10,585   $14,955   $42,088   $39,297
  Real estate                        8,217     7,933    24,154    23,391
  Other                                 54       118       187       291
                                    ------    ------    ------    ------
     Total operating revenues       18,856    23,006    66,429    62,979
                                    ------    ------    ------    ------
Operating expenses
  Oil and gas production             4,555     3,969    13,265    11,152
  Real estate                        4,978     4,558    14,390    13,714
  General and administrative, net of
   related party management and
   administrative fees of $804, $798,
   $2,384 and $2,467, respectively           1,032     1,242     3,145
3,243
  Depreciation, depletion and
   amortization                      3,958     2,644    12,303     7,825
  Other                                 53       165       179       754
                                    ------    ------    ------    ------
     Total operating expenses       14,576    12,578    43,282    36,688
                                    ------    ------    ------    ------

Operating income                     4,280    10,428    23,147    26,291
                                    ------    ------    ------    ------
Other income (expense)
  Interest and dividend income         303       327       783       841
  Interest expense                 (9,735)   (10,922)  (29,553)  (32,398)
  Other                              1,664       405     1,944     1,030
                                    ------    ------    ------    ------
                                   (7,768)   (10,190)  (26,826)  (30,527)
                                    ------    ------    ------    ------

(continued)

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                   (in thousands, except per share data)
                                (unaudited)

                                   Three months ended  Nine months ended
                                     September 30,       September 30,
                                   -----------------   -----------------
                                     2001      2000      2001      2000
                                    ------    -----     -----     -----
Income (Loss) before income taxes,
   minority interest and extraordinary
   item                          $ (3,488) $     238 $ (3,679) $ (4,236)
   Income tax benefit (provision)            -         -         -
-
                                   --------- --------- --------- ---------
Income (Loss) before minority interest
   and extraordinary item          (3,488)       238   (3,679)   (4,236)
   Minority interest in subsidiaries,
     net of tax                       (30)      (33)      (90)     1,139
                                   --------- --------- --------- ---------
Income (Loss) before extraordinary
   item                            (3,518)       205   (3,769)   (3,097)
   Extraordinary gain (loss) from
     early extinguishment of debt            -         (1,374)         -
12,622
                                   --------- --------- --------- ---------
Net income (loss)                $ (3,518) $ (1,169) $ (3,769) $   9,525
                                   ========= ========= ========= =========

Income (Loss) per common share before
   extraordinary item            $    (3.27)       $ .19   $(3.51)     $
(2.88)
   Extraordinary gain (loss) from
     early extinguishment of debt            -         (1.27)    -
11.74
                                   --------- --------- --------- ---------

Income (loss) per common share   $    (3.27)     $   (1.08)$   (3.51)  $
8.86
                                   ========= ========= ========= =========
Weighted average shares outstanding          1,075,534 1,075,868 1,075,534
1,075,868
                                   ========= ========= ========= =========
























           The accompanying notes are an integral part of these consolidated financial statements

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)
                                (unaudited)

                                   Three months ended  Nine months ended
                                     September 30,       September 30,
                                   -----------------   -----------------
                                     2001      2000      2001      2000
                                    ------    -----     -----     -----
Cash flows from operating activities
  Net income (loss)                $(3,518)  $(1,169)  $(3,769)  $ 9,525
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
  Depreciation, depletion and
   amortization                      3,958     2,644    12,303     7,825
  Noncash interest expense           1,667     2,314     5,201     7,492
  Noncash reclassification of
     unrealized gain                 (257)         -     (691)         -
  Noncash unrealized gain on
     oil and gas hedges              (412)         -     (115)         -
  Extraordinary (gain) loss from early
   extinguishment of debt                -     1,374         -   (12,622)
  Gain on sale of assets           (1,049)     (208)   (1,115)     (456)
  Other noncash items                    -       153         -       492
  Amortization of lease commissions               40        41       123
145
  Bad debt expense                     150       100       396       240
  Minority interest (income) loss
   of subsidiary                         -        33         -   (1,139)
  Changes in operating assets
   and liabilities -
   Accounts receivable               2,587   (2,178)       904   (4,664)
   Other current assets              1,439     (736)     1,787   (1,205)
   Accounts payable and accrued
     expenses                          865     2,153     (141)     (195)
   Change in restricted cash         (765)     2,744       440     4,956
   Accrued interest payable          3,354     3,202     2,946     2,998
                                    ------    ------    ------    ------
Net cash provided by operating
  activities                         8,059    10,467    18,269    13,392
                                    ------    ------    ------    ------
Cash flows from investing activities
  Proceeds from sale of oil and
   gas properties                        6       162        53       498
  Investment in oil and gas properties       (5,737)   (2,934)   (21,600)
(6,744)
  Purchase of other property and
   equipment and rental property             (1,991)   (2,120)   (5,636)
(6,419)
  Purchase of other assets           (406)     (586)   (2,597)     (622)
  Proceeds from sale of real estate
   investments                         662       410       874     1,053
  Proceeds from sale of other assets             114        27       147
46

                                                              (continued)

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                              (in thousands)
                                (unaudited)

                                   Three months ended  Nine months ended
                                     September 30,       September 30,
                                   -----------------   -----------------
                                     2001      2000      2001      2000
                                    ------    -----     -----     -----
  Proceeds from sale of other property
   equipment and rental property         $   446   $   7     $   469   $
87
  Change in restricted cash          (393)      (61)       136     (896)
  Other                                  8         8        26        24
                                    ------    ------    ------    ------
Net cash used in investing activities        (7,291)   (5,087)   (28,128)
(12,973)
                                    ------    ------    ------    ------
Cash flows from financing activities
  Proceeds from borrowings           1,683    54,403    25,248    75,922
  Payments on debt                   (450)   (51,893)  (19,481)  (75,655)
  Change in other long-term
   liabilities                       (502)       (2)     (349)      (47)
  Deferred debt cost                     -   (1,264)     (447)   (1,395)
  Refund of debt issue costs            -     1,500         -     1,500
  Dividends paid to minority interest
   owners                                -      (30)         -      (90)
  Purchase of minority interest of
   subsidiary                            -       (8)         -       (8)
  Other                                  -         -         -         1
                                    ------    ------    ------    ------
Net cash provided by financing
  activities                           731     2,706     4,971       228
                                    ------    ------    ------    ------
Net increase (decrease) in
  unrestricted cash and cash
  equivalents                        1,499     8,086   (4,888)       647

Unrestricted cash and cash equivalents -
  beginning of period               10,830     9,544    17,217    16,983
                                    ------    ------    ------    ------
Unrestricted cash and cash equivalents -
  end of period                    $12,329   $17,630   $12,329   $17,630
                                    ======    ======    ======    ======
                                                              (continued)

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                              (in thousands)
                                (unaudited)

                                   Three months ended  Nine months ended
                                     September 30,       September 30,
                                   -----------------   -----------------
                                     2001      2000      2001      2000
                                    ------    -----     -----     -----
Non-cash investing and financing activities

  Deferred debt cost incurred      $     -   $ 1,000   $     -   $ 1,000
  Increase in other long-term
   liabilities associated with
   deferred debt costs             $     -   $   500   $     -   $   500
  Increase in accrued expenses
    associated with deferred debt costs       $     -   $   500    $      -
$ 500
  Unrealized gain on oil and gas
   commodity hedges-taken to other
   comprehensive income            $     -   $     -   $ 1,030   $     -
  Note payable issued to fund
   non-compete agreement           $     -   $     -   $   800   $     -

Supplemental disclosures of cash flow
 information

  Interest paid                    $ 4,714   $ 5,693   $21,406   $21,908


































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

Principles of Consolidation

   The consolidated financial statements include the accounts of SRH and its subsidiaries. As of September 30, 2001, the Company owned 100% of Southwest and 81% of Red Oak. As of September 30, 2001, Southwest had only one subsidiary, Blue Heel Company ("Blue Heel"). Effective August 2000, Midland Southwest Software ("MSS"), a former subsidiary of Southwest, was merged into Southwest. Blue Heel holds a nominal interest in certain oil and gas properties owned by Southwest.

   As of September 30, 2001 Red Oak has 4 wholly owned subsidiaries, MRO Management, Inc. ("MRO Management"), MRO Commercial, Inc. ("MRO Commercial"), MRO N Cross, Inc. ("Northcross"), and MRO Southwest, Inc.
("MRO Southwest"). MRO Commercial, Northcross and MRO Southwest each hold titles to certain real estate properties and are the borrowers under the credit agreements related to such properties. These credit agreements are non-recourse to Red Oak. MRO Management performs real estate management services for Red Oak, MRO Commercial, Northcross, MRO Southwest and for third party clients.

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

Restricted Cash

  Restricted  cash represents amounts required to be reserved  in  separate
accounts  by  financial  lenders.   Restricted  cash  accounts  have   been
established for the following purposes (in thousands):

                                                  September 30,December 31,
                                                       2001        2000
                                                       ----        ----
     Certificate of Deposits - Red Oak              $      -   $    118
     Tenant security deposits - Red Oak                  582        536
     Capital expenditures account - Red Oak              688        824
     Tax and insurance reserve - Red Oak               1,840      2,034
     Lockbox - Red Oak                                   222        160
     Customer service reserve - Red Oak                   10         12
     Interest reserve - Red Oak                            -        115
     Escrow fund - Southwest                             640        759
                                                       -----     ------
                                                    $  3,982   $  4,558
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

Property and Equipment

  Rental property and other property and equipment are stated at cost. Repairs and maintenance are charged to expense as incurred, with additions and improvements being capitalized. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in the Consolidated Statements of Operations.

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

Rental Property - Construction in Progress

  All costs associated with construction in progress are capitalized and subject to depreciation when each project is completed. Interest is capitalized for construction in progress. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the assets useful life. In 2001 and 2000 no interest costs were capitalized.

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

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Interim Financial Statements

  In the opinion of management, the unaudited consolidated financial statements of the Company as of September 30, 2001 and 2000 include all adjustments and accruals, consisting only of normal recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

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

  SRH has a highly leveraged capital structure with, approximately, $31.5 million of cash interest and $147.1 million of principal (net of a related party note of $798,000 between Southwest and Red Oak) due within the next twelve months. The majority, $14.0 million of cash interest and $147.1 million of principal (which includes the $798,000 related party note between Southwest and Red Oak) due within the next twelve months, pertains to Red Oak. Management is currently in the process of renegotiating the terms of SRH's various obligations with its debt holders and/or attempting to seek new lenders or equity investors. Additionally, management is considering the disposition of certain assets in order to meet its obligations.

  There can be no assurance that SRH's debt-restructuring efforts will be successful or that the debt holders will agree to a course of action consistent with SRH's requirements in restructuring the obligations. Even if such agreement is reached, it may require approval of other creditors of SRH, none of which is assured. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to SRH.

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

  In the normal course of its business, the Company is subject to pending or threatened legal actions; in the opinion of management, any such matters will be resolved without material effect on the Company's operations, cash flows or financial position.

4.  Long-term Debt

  Long-term debt consists of the following (in thousands):
                                                 September 30,December 31,
                                                      2001        2000
                                                     -----       -----
     10.5% Senior Notes, interest payable semi-annually due
      October 15, 2004, net of discount of $788 and $945,
      respectively                                  $122,897  $122,740
     Revolving Loan Facility with variable rate interest,
      due August 2003. Collateralized by oil and gas
      properties                                      49,970    50,000
     Variable Rate Notes Payables:
     Variable notes due July 2001, accrued interest due and
      payable monthly at 8.7% at December 31, 2000 with
      additional 1% payable in cash or additional
      notes beginning July 1, 1998
        Net   of  discount  of  $0  and  $279,  respectively              -
17,802
     Variable notes due December 2001, accrued interest due
      and payable monthly at 7.1% and 8.9% at
      September 30, 2001 and December 31, 2000, with
      additional 1.5% payable in cash or additional
      notes beginning January 1, 1999
       Net  of  discount  of $222 and $1,222, respectively           36,146
33,373
     Variable notes due July 2002, interest at 8.6% and 10.4%
      at September 30, 2001 and December 31, 2000, accrued
      interest due and payable monthly beginning July 1, 1999
       Net  of  discount  of $1,172 and $2,491, respectively        106,269
103,690
     Variable notes due November 2002, interest at 8.0% at
      September 30, 2001, principal and interest due
      and payable monthly beginning July 10, 2001     19,720         -
     Other                                            11,584     9,660
                                                     -------   -------
                                                     346,586   337,265
     Less current maturities, net of discount of $1,394 and
      $1,500                                         147,129    56,231
                                                     -------   -------
                                                    $199,457  $281,034
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

  In December 1998, MRO Commercial, Inc., a wholly owned subsidiary of Red Oak negotiated two notes payable in the amount of $21.7 million, net of a $4 million discount, and $9.7 million. The $21.7 million note was used for the acquisition of a retail shopping center and the funding of various escrow balances. The $9.7 million note is for capital improvements to the rental property purchased and had been utilized as of June 30, 2001. The notes are collateralized by the property purchased.

  In June 1999, MRO Southwest, Inc., a wholly owned subsidiary of Red Oak negotiated two notes payable in the amount of $97.5 million and $8.0 million, net of discounts of $5.3 million. Borrowings for both notes accrue interest in arrears at a rate per annum equal to the greater of 8.6% or LIBOR plus 360 basis points. The interest rate includes a servicing fee of
 .10%. Approximately $91.4 million of the $97.5 million note was used to retire existing debt on properties contributed to MRO Southwest by Red Oak, $1.5 million was deposited into various restricted cash accounts and the remaining proceeds were used for general corporate purposes. The $8.0 million  note  is  for  capital improvements to rental  property  and  $6.3
million  has  been  utilized  as of September  30,  2001.   The  notes  are
collateralized by the properties owned by MRO Southwest.

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
                                                     -------
                                                    $337,265
                                                     =======

  Aggregate maturities of all long-term debt as of September 30, 2001 are as follows (in thousands):

     For the twelve
     months ended
     --------------
     September 30, 2002                             $148,523
     September 30, 2003                               73,780
     September 30, 2004                                1,240
     September 30, 2005                              124,268
     September 30, 2006                                  103
     Thereafter                                          854
                                                     -------
                                                     348,768
     Less unamortized discount                         2,182
                                                     -------
                                                    $346,586
                                                     =======

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

                              Three months ended Nine months ended
                                September 30,      September 30,
                              ------------------ -----------------
                                 2001     2000      2001      2000
                                -----    -----     -----     -----
                                (in thousands)     (in thousands)
                                 (unaudited)        (unaudited)
 Operating Revenue
   Oil and gas              $  10,593   $14,965   $42,115   $39,326
   Real estate                  8,217     7,933    24,154    23,391
   Other and eliminations               46        108       160       262
                              -------    ------    ------    ------
                            $  18,856   $23,006   $66,429   $62,979
                              =======    ======    ======    ======
 Operating profit (loss)
   Oil and gas              $   3,178   $ 9,074   $19,418   $22,351
   Real estate                  1,143     1,785     3,853     4,918
   Other and eliminations               (41)      (431)     (124)     (978)
                              -------    ------    ------    ------
                            $   4,280   $10,428   $23,147   $26,291
                              =======    ======    ======    ======
 Interest Expense
   Oil and gas              $   4,868   $ 5,528   $14,714   $16,837
   Real Estate                  4,876     5,404    14,867    15,592
   Other and eliminations               (9)       (10)      (28)      (31)
                              -------    ------    ------    ------
                            $   9,735   $10,922   $29,553   $32,398
                              =======    ======    ======    ======

 Depreciation, depletion and
   amortization
   Oil and gas              $   2,391   $ 1,394   $ 7,720   $ 4,161
   Real Estate                  1,541     1,222     4,506     3,555
   Other and eliminations               26        28        77        109
                              -------    ------    ------    ------
                            $   3,958   $ 2,644   $12,303   $ 7,825
                              =======    ======    ======    ======

 Capital expenditures
   Oil and gas              $   5,737   $ 2,934   $21,600   $ 6,744
   Oil and gas, other             109       162       304       294
   Real Estate                  1,882     1,957     5,332     6,046
   Other                            -         1         -        79
                              -------    ------    ------    ------
                            $   7,728   $ 5,054   $27,236   $13,163
                              =======    ======    ======    ======

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                           September 30, December 31,
                                                 2001         2000
                                              ----------   ----------
Identifiable assets
  Oil and gas                                 $ 126,809   $ 119,357
  Real estate                                   149,850     151,231
  Other and eliminations                        (4,485)     (6,787)
                                                -------     -------
                                              $ 272,174   $ 263,801
                                                =======     =======
6. Comprehensive Income

  Comprehensive income consists of net income (loss), as reflected on the consolidated statement of operations, and other gains and losses affecting stockholders' equity that are excluded from net income (loss). The Company recorded other comprehensive income during the first quarter of 2001. Total comprehensive income for the nine months ended September 30, 2001 is as follows (in thousand):

Net income (loss)                                   $(3,769)

Other comprehensive income, net of tax:
 Transition adjustment on implementation of
  SFAS 133 - January 1, 2001                           1,030
 Reclassification of transition adjustment             (691)
                                                       -----
   Other comprehensive income                            339
                                                       -----
Comprehensive income (loss)                         $(3,430)
                                                       =====

7. Related Party Transactions

  An affiliate of the Company issued a Notice to Stockholders of Preemptive Rights dated May 21, 2001. Three individuals, two of whom are officers of the Company, contributed $110,000 toward the purchase of 5,500 shares of stock from the affiliate using the Company as both purchaser and holder of the stock via a Purchase Right Agreement dated June 6, 2001. The transferability of the shares is restricted by the Stockholders' Agreement dated December 21, 2000 according to Article 4 which states that the shares are not transferable until the seventh anniversary of the date of said Stockholders' Agreement and until such time as the cancellation of the Pledge Agreement dated October 14, 1997 by and among SRH and State Street Bank, as Trustee. Therefore, the Company recorded a long-term liability for the 5,500 shares held on behalf of the three individuals in the purchase price amount of $110,000. The 5,500 shares are recorded in other assets at September 30, 2001.

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


Results of Operations

Three months and nine months ended September 30, 2001 compared to three months and nine months September 30, 2000

  The following table summarizes production volumes, average sales prices and period-to- period comparisons for the Company's oil and gas operations, including the effect on revenues, for the periods indicated:
                                 Three months ended  Nine months ended
                                   September 30,       September 30,
                                ------------------- -------------------
                                  2001       2000     2001       2000
                                 -----      -----    -----      -----
                                   (in thousands)      (in thousands)
                                    (unaudited)         (unaudited)
Production volumes:
      Oil and condensate (MBbls)               317       312       944
928
      Natural gas (MMcf)           1,305     1,213     3,769     3,605
Average sales prices:
      Oil and condensate (per Bbl)        $  23.72  $  30.36  $  26.51
$     27.85
      Natural gas (per Mcf)     $   2.30  $   4.37  $   4.40  $   3.64

  Revenues. Revenues for the Company decreased 18% to $18.9 million for the three months ended September 30, 2001 and increased 5% to $66.4 million for the nine months ended September 30, 2000, as compared to $23.0 million and $63.0 million for the same periods in 2000.

  Oil and gas revenues decreased 29% to $10.6 million for the three months ended September 30, 2001 and increased 7% to $42.1 million for the nine months ended September 30, 2001, as compared to $15.0 million and $39.3 million for the same periods in 2000. The decrease in oil and gas revenues for the three months ended September 30, 2001 is due primarily to a decrease in oil and gas prices and was partially offset by increases in both oil and gas production. The increase in oil and gas revenues for the nine months ended September 30, 2001 is due to increases in both oil and gas production as well as an increase in gas prices which were partially offset by a decrease in oil prices.

  Oil and gas production increased 4% to 5,815 BOEPD for the three months ended September 30, 2001 and 3% to 5,758 BOEPD for the nine months ended September 30, 2001 as compared to 5,590 BOEPD and 5,580 BOEPD for the same periods in 2000.

  Real estate revenues increased 4% to $8.2 million for the three months ended September 30, 2001 and 3% to $24.2 million for the nine months ended September 30, 2001, as compared to $7.9 million and $23.4 million for the same periods in 2000.

  Other Operating revenues decreased 54% to $0.1 million for the three months ended September 30, 2001 and 36% to $0.2 million for the nine months ended September 30, 2001, as compared to $0.1 million and $0.3 million for the same periods in 2000. The decrease is due primarily to cut backs in computer outsourcing services provided by Southwest.

  Operating Expenses. Operating expenses, before general and administrative expense and depreciation, depletion and amortization, increased 10% to $9.6 million for the three months ended September 30, 2001 and 9% to $27.8 million for the nine months ended September 30, 2001, as compared to $8.7 million and $25.6 million for the same periods in 2000.

  Oil and gas operating expense increased approximately 15% to $4.6 million for the three months ended September 30, 2001 and 19% to $13.3 million for the nine months ended September 30, 2001, as compared to $4.0 million and $11.2 million for the same periods in 2000. The increase in oil and gas operating expenses for the three and nine month periods ended September 30, 2001 is due primarily to bringing higher lifting cost wells back on line and to work over expense and repairs associated with maintaining and/or increasing existing production. The average operating expense increased 10% to $8.52 per BOE for the three months ended September 30, 2001 and 16% to $8.44 per BOE for the nine months ended September 30, 2001 from $7.72 and $7.29 per BOE for the same periods in 2000.

  Real estate operating expense increased 9% to $5.0 million for the three months ended September 30, 2001 and 5% to $14.4 million for the nine months ended September 30, 2001, as compared to $4.6 million and $13.7 million for the same periods in 2000. The increase is due primarily to the purchase of two additional property management companies in 2001.

  Other operating expense decreased 68% to $0.1 million for the three months ended September 30, 2001 and 76% to $0.2 million for the nine months ended September 30, 2001, as compared to $0.2 million and $0.8 million for the same periods in 2000. The decrease is due to cut backs in computer outsourcing services provided by Southwest.

  General and Administrative ("G&A") Expense. G&A expense for the Company decreased 17% to $1.0 million for the three months ended September 30, 2001 and approximately 3% to $3.1 million for the nine months ended September 30, 2001, as compared to $1.2 million and $3.2 million for the same periods in 2000.

  Oil and gas G&A expense remained constant at $0.5 million for the three months ended September 30, 2001 and $1.7 million for the nine months ended September 30, 2001, as compared to $0.5 and $1.7 million for the same periods in 2000. Oil and gas G&A expense per BOE decreased 15% to $.88 for the three months ended September 30, 2001 and remained constant at $1.09 per BOE for the nine months ended September 30, 2001, as compared to 1.03 per BOE and 1.09 per BOE for the same periods in 2000.

  Real estate G&A expense increased 51% to $0.6 million for the three months ended September 30, 2001 and 17% to $1.4 million for the nine months ended September 30, 2001, as compared to $0.4 million and $1.2 million for the same periods in 2000. The increase is due primarily to the purchase of two additional property management companies in 2001.

  Other G&A expense decreased 100% for both the three and nine months ended September 30, 2001, from $0.3 million for the three and nine months ended September 30, 2000. The decrease is due to cut backs in computer outsourcing services provided by Southwest.

  Depreciation, Depletion and Amortization ("DD&A") Expense. DD&A expense for the Company increased 50% to $4.0 million for the three months ended September 30, 2001 and 57% to $12.3 million for the nine months ended September 30, 2001, as compared to $2.6 million and $7.8 million for the same periods in 2000.

  Oil and gas DD&A increased 71% to $2.4 million for the three months ended September 30, 2001 and 83% to $7.7 million for the nine months ended September 30, 2001, as compared to $1.4 million and $4.2 million for the same periods in 2000. Depletion, which comprises the largest percentage of DD&A, is calculated using the units of revenue method of amortization. This method is calculated by dividing current period gross revenues by the total estimated future gross revenues and multiplying the resulting percentage by the net book value of the oil and gas properties being depleted. The current period gross revenues are the result of the average commodity prices actually received during the amortization period. Future gross revenues are based on the commodity prices being received on the date of the reserve estimate. Therefore large fluctuations between actual average prices received during the amortization period and the prices received on the date of the reserve estimate can result in large increases or decreases in the computation of depletion expense for the period. The average price received for oil and gas for the nine months ended September 30, 2001 was $26.51 per bbl of oil and $4.40 per mcf of gas as opposed to the prices required to be used in determining the future gross revenues in the reserve estimate of $22.40 per bbl of oil and $2.10 per mcf of gas; a difference of 18% in the price per bbl of oil and 110% in the price per mcf of gas. Oil and gas depletion expense on a BOE basis, increased 72% to
$4.25 per BOE for the three months ended September 30, 2001 and 88% to $4.69 per BOE for the nine months ended September 30, 2001, as compared to $2.47 per BOE and $2.49 per BOE for the same periods in 2000.

  Real estate DD&A expense increased 26% to $1.5 million for the three months ended September 30, 2001 and 27% to $4.5 million for the nine months ended September 30, 2001, as compared to $1.2 million and $3.6 million for the same periods in 2000. The increase in DD&A expense for the three and nine months ended September 30, 2001 is due to the impact of capitalized improvements and amortization of noncompete agreements associated with the acquisition of two property management company's in 2000 and 2001.

  Interest Expense. Interest expense for the Company decreased 11% to $9.7 million for the three months ended September 30, 2001 and 9% to $29.6 million for the nine months ended September 30, 2001, as compared to $10.9 million and $32.4 million for the same periods in 2000.

  Oil and gas interest expense decreased 12% to $4.9 million for the three months ended September 30, 2001 and 13% to $14.7 million for the nine months ended September 30, 2001, as compared to $5.5 million and $16.8 million for the same periods in 2000. The reduction is due primarily to the decreases in the prime rate associated with Southwest's $50 million Revolving Loan Facility and the reduction of the deferred debt costs being amortized due to the refinance of the Revolving Loan Facility in August of 2000.

  Real estate interest expense decreased 10% to $4.9 million for the three months ended September 30, 2001 and 5% to $14.9 million for the nine months ended September 30, 2001, as compared to $5.4 million and $15.6 million for the same periods in 2000. The reduction is due primarily to the decreases in the prime rates associated with Red Oak's variable rate notes.

  Other Income. Other income increased 311% to $1.7 million for the three months ended September 30, 2001 and 89% to $1.9 million for the nine months ended September 30, 2001, as compared to $0.4 million and $1.0 million for the same periods in 2000. The increases are due primarily to payments received on oil and gas hedges at Southwest.

  Net Income (Loss). Due to the factors described above, net loss for the Company was $3.5 million for the three months ended September 30, 2001 and $3.8 million for the nine months ended September 30, 2001, as compared to a net loss of $1.2 million and net income $9.5 million for the same periods in 2000. Included in net income for the nine months ended September 30, 2000, is a net extraordinary gain of approximately $12.7 million associated with the repurchase of approximately 19% of the original issue, $200 million face 10.5% Senior Notes and the refinancing of Southwest's Revolving Loan Facility. Included in the net loss for the three months ended September 30, 2001 was an extraordinary loss of approximately $1.4 million associated with the refinancing of Southwest's Revolving Loan Facility.

  Net income at Southwest was approximately $0.0 million for the three months ended September 30, 2001 and $4.4 million for the nine months ended September 30, 2001, as compared to $2.0 million and $18.0 million for the same periods in 2000.

  Real estate net losses were $3.5 million for the three months ended September 30, 2001 $10.3 million for the nine months ended September 30, 2001 as compared $3.2 million and $9.5 million for the same periods in 2000.

Liquidity and Capital Resources

  Funding for the Company's business activities has historically been provided by operating cash flows, bank borrowings, debt issuances, reserve-based financings and sales of equity. Any future capital expenditures, other than those with previously arranged and set-aside lines of financing, will most likely require additional equity or financing and will be dependent upon financing arrangements available at the time. The significant decrease in oil and gas prices experienced during the last quarter of 1997 and extending through the first half of 1999, severely limited cash flow from operations, depleted working capital and rendered most other financing sources unavailable, or if available, on very unattractive terms to Southwest. With the upturn in commodity prices that began in the last half of 1999 and continued through the first half of 2001, Southwest's operating cash flows improved allowing for the investment of capital expenditures. However, Southwest's cash flows are highly dependent on commodity prices and, beginning in the 3rd quarter of 2001, commodity prices began to fall precipitously. Based on current commodity prices, Southwest's ability to generate cash flow from operations is very limited thereby creating an inability to invest in capital projects to maintain or increase production at current levels for the foreseeable future.

  SRH has a highly leveraged capital structure with, approximately, $31.5 million of cash interest and $147.1 million of principal (net of a related party note of $798,000 between Southwest and Red Oak) due within the next twelve months. The majority, $14.0 million of cash interest and $147.1 million of principal (which includes the $798,000 related party note between Southwest and Red Oak) due within the next twelve months, pertains to Red Oak. Management is currently in the process of renegotiating the terms of SRH's various obligations with its debt holders and/or attempting to seek new lenders or equity investors. Additionally, management is considering the disposition of certain assets in order to meet its obligations.

  There can be no assurance that SRH's debt-restructuring efforts will be successful or that the debt holders will agree to a course of action consistent with SRH's requirements in restructuring the obligations. Even if such agreement is reached, it may require approval of other creditors of SRH, none of which is assured. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to SRH.

  SRH, Red Oak and Southwest regularly pursue and evaluate recapitalization strategies and acquisition opportunities (including opportunities to engage in mergers, consolidations or other business combinations) and at any given time may be in various stages of evaluating such opportunities. SRH has engaged Friedman, Billings, Ramsey and Co., Inc. to explore all strategic options for the company, including a potential recapitalization.

Net Cash Provided By Operating Activities

  Net cash provided by operating activities was $8.1 million and $18.3 million for the three and nine months ended September 30, 2001, respectively, as compared to net cash provided by operating activities of $10.5 million and $13.4 million for the same periods in 2000. The decrease in cash provided by operating activities, is primarily attributable to decreased oil and gas commodity prices and increased operating costs for both the real estate and the oil and gas businesses, such as electrical pumping costs, drilling costs, and work-over rig expenses.

  Based on current commodity prices, Southwest may be unable to maintain certain debt covenants, including its interest coverage ratio and will probably need to obtain waivers or restructure its Revolving Loan Facility.

  Based on Red Oak's current debt structure, Red Oak will not be able to generate sufficient cash flow from operations without restructuring its debt or selling assets.

Net Cash Used In Investing Activities

  Net cash used in investing activities by the Company were $7.3 million and $28.1 million for the three and nine months ended September 30, 2001, as compared to net cash used in investing activities of $5.1 million and $13.0 million for the comparable periods in 2000. Purchase of oil and gas properties and developmental drilling, as well as capital improvements to Real Estate holdings, were the primary uses of funds in 2001 and in 2000.

     The   following  table  sets  forth  capital  expenditures,  including acquisitions, made by Southwest during the periods indicated.

                                Three months Ended  Nine months Ended
                                  September 30,       September 30,
                                ------------------   ----------------
                                  2001       2000      2001     2000
                                 -----      -----     -----    -----
                                               (in thousands)
Oil and gas properties
  Development                    $ 3,383   $ 2,631   $13,303   $ 5,464
  Exploration                        390       242       661       449
  Acquisitions                     1,964        61     7,636       831
                                  ------     -----    ------    ------
     Total                       $ 5,737   $ 2,934   $21,600   $ 6,744
======                           =====     ======    ======

  Based on current commodity prices, SRH has stopped all non-contractual capital expenditures at Southwest for oil and gas development projects. This budget is subject to change based on financial strategies currently being developed, including hedging strategies, divestitures and debt restructuring, as well as the level of oil and gas prices in the future.

  SRH has budgeted $3.8 million, for the remainder of 2001, in capital improvements on Real Estate holdings at Red Oak. The capital improvements will be funded through additional borrowings on existing notes. This budget is subject to change based on financial strategies currently being developed which include the sale of non-strategic assets and debt restructurings.

Net Cash Provided by Financing Activities.

  Net cash provided by the Company's financing activities was $0.7 million and $5.0 million for the three and nine months ended September 30, 2001 and $2.7 million and $0.2 million for the same periods in 2000, respectively. For the three months ended September 30, 2001, proceeds from borrowings were $1.7 million and were used to fund capital improvements on Real Estate holdings. For the nine months ended September 30, 2001, proceeds from borrowings were $25.2 million and were used to fund payments on debt of $19.0 million and to fund capital improvements on Real Estate holdings.

Other Issues

Derivative Instruments and Hedging Activities.

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to changes in the fair value of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign currency denominated forecasted transaction. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the Company's statement of operations. The Company recorded a net transition adjustment gain of $1.0 million in accumulated other comprehensive income on January 1, 2001. The transition adjustment is being amortized to oil and gas sales over the term of the agreements. The Company recorded a net gain of $115,000 to adjust the carrying value of its oil and gas derivatives to fair market value of $3.2 million as of September 30, 2001.

Recent Accounting Pronouncements

   In July of 2001, the Financial Accounting Standards Boards (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations", which requires that all business combinations initiated after June 30, 2001 be accounted under the purchase method of accounting. The Company regularly pursues and evaluates recapitalization strategies and acquisition opportunities (including opportunities to engage in mergers, consolidations or other business combinations) and at any given time may be in various stages of evaluating such opportunities. The company is assessing the impact, if any, of this FASB in relation to any such recapitalization strategies and acquisition opportunities.

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

  In October 2001, FASB issued SFAS No. 144 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 superseded SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. SRH is currently in the process of evaluating the impact that SFAS No. 144 will have on its financial position and results of operations, if any.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

  The information included in "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of SRH's 2000 Form 10-K is incorporated herein by reference. Such information includes a description of SRH's potential exposure to market risks, including commodity price risk and SRH's interest rate risk. As of September 30, 2001, there have been no material changes in SRH's market risk exposure from that disclosed in the 2000 Form 10-K.

                        PART II - OTHER INFORMATION

ITEM 6.   REPORTS ON FORM 8K AND EXHIBITS

Reports on Form 8-K

  None.

Exhibits

  The  following instruments and documents are included as Exhibits to this
Report.    Exhibits  incorporated  by  reference  are   so   indicated   by
parenthetical information.


  Exhibit Number                            Description
  --------------                            ------------
  None

                                SIGNATURES
                         SOUTHWEST ROYALTIES, INC.

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                            SOUTHWEST ROYALTIES, INC.

                      By:   /s/ H. H. Wommack, III
                            ---------------------------------------
                            H.H. Wommack, III, Chairman, President,
                            Chief Executive Officer, and Director

                      Date: November 26, 2001

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  SIGNATURE                TITLE                 DATE
  ---------                -----                 ----

  /s/ H.H. Wommack, III
  ---------------------------
  H. H. Wommack, III       Chairman/President/
                           Chief Executive Officer    November 26, 2001

  /s/ Bill E. Coggin
  ---------------------------
  Bill E. Coggin           Vice President/Chief
                           Financial Officer     November 26, 2001

  /s/ H. Allen Corey
  ---------------------------
  H. Allen Corey           Director/Secretary    November 26, 2001

                                SIGNATURES
                    SOUTHWEST ROYALTIES HOLDINGS, INC.

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                            SOUTHWEST ROYALTIES HOLDINGS, INC.

                      By:   /s/ H. H. Wommack, III
                            ---------------------------------------
                            H.H. Wommack, III, Chairman, President,
                            Chief Executive Officer, and Director

                      Date: November 26, 2001

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  SIGNATURE                TITLE                 DATE
  ---------                -----                 -----

  /s/ H.H. Wommack, III
  ---------------------------
  H. H. Wommack, III       Chairman/President/
                           Chief Executive Officer    November 26, 2001

  /s/ Bill E. Coggin
  ---------------------------
  Bill E. Coggin           Vice President/Chief
                           Financial Officer     November 26, 2001

  /s/ H. Allen Corey
  ---------------------------
  H. Allen Corey           Director/Secretary    November 26, 2001