Form 10-K/A
period 2000-12-31
SOUTHWEST ROYALTIES INC
filed 2002-03-14
CIK 821699

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                           ----------------------------
                                  FORM 10-K/A-1
(Mark One)

[  ] Annual  report  pursuant  to  Section  13 or 15(d) of the  Securities
     Exchange Act of 1934 For the Fiscal year ended December 31, 2000
                                       OR
[  ] Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934
     For the transition period from ___________ to _______________

                       Commission file number: 000-23701

  SOUTHWEST ROYALTIES, INC.                  SOUTHWEST ROYALTIES HOLDINGS, INC.
(Exact Name of Registrant as                    (Exact Name of Registrant as
  Specified in Its Charter)                       Specified in Its Charter)

         Delaware                                        Delaware
(State or Other Jurisdiction of               (State or Other Jurisdiction of
 Incorporation or Organization)                Incorporation or Organization)

        75-1917432                                      75-2724264
     (I.R.S. Employer                               (I.R.S. Employer
  Identification Number)                         Identification Number)

407 North Big Spring, Suite 300, Midland, Texas           79701
   (Address of Principal Executive Offices)             (Zip Code)

       Registrants' Telephone Number, Including Area Code: (915) 686-9927

     Securities  to  be  registered   pursuant  to Section 12(b) of the Act:
                                      None

     Securities  to  be  registered   pursuant  to Section 12(g) of the Act:
                           10.5% Senior Notes due 2004
                                (Title of Class)

         Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _____   No_____

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 30, 2001, Southwest Royalties, Inc. had outstanding 100 shares of common stock, $.10 par value, which is its only class of stock. As of March 30, 2001, Southwest Royalties Holdings, Inc. had outstanding 946,488 and 129,046 shares of common and redeemable common stock, respectively. The common stock of Southwest Royalties Holdings, Inc. is not traded on any exchange and, therefore, its aggregate market value and the value of shares held by nonaffiliates cannot be determined. All of the outstanding shares of Southwest Royalties, Inc. and Southwest Royalties Holdings, Inc. are held by Southwest Royalties Holdings, Inc.

                                EXPLANATORY NOTE

         Southwest Royalties Holdings, Inc. and its subsidiary Southwest Royalties, Inc. (collectively, the "Company") is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2000 (the "10-K"), as previously filed with the Securities and Exchange Commission (the "SEC") on April 4, 2001, solely to clarify that, notwithstanding the Company's filing of the 10-K, as well as the filing of quarterly and current reports by the Company, the Company is not subject to the reporting requirements of the Exchange Act of 1934, as amended (the "Act"). Furthermore, the Company will no longer file annual, quarterly or current reports unless and until it has registered securities under the Act.

         On  May  9,  2000  the  Company  filed  a  Form  15  to  terminate  the registration of its Senior Notes Due 2004 (the "Notes") under Rule 12g-4(a)(1)(i) of the Act and to suspend its duty to file reports under Rule 12h-3(b)(1)(i) of the Act. Because of its contractual obligations under the indenture governing the Notes, the Company has continued to file reports with the SEC. Additionally, the Company has inadvertently checked the box on its reports indicating that it is subject to Section 15(d) reporting requirements. Notwithstanding these filings and the incorrectly marked box, the Company is not, and has not been since 2000, subject to the reporting requirements under the Act. At present, the Company is not permitted to continue to file the reports specified in Section 13 of the Act. Accordingly, the Company will no longer file such reports with the SEC unless and until the Company registers under the Act.

         Except as set forth above and except for the removal of the check from the box indicating that the Company filed the 10-K pursuant to Section 13 or 15(d) of the Act, the Company hereby incorporates by reference the 10-K as originally filed on April 4, 2001.



                                   SIGNATURES

                            SOUTHWEST ROYALTIES, INC.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                 SOUTHWEST ROYALTIES, INC.

                                 By: /s/ H.H. Wommack III
                                    --------------------------------------
                                    H. H. Wommack, III, Chairman, President,
                                    and Chief Executive Officer

                                 Date:  March 14, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                           TITLE                      DATE

/s/ H.H. Wommack, III          Chairman/President/         March 14, 2002
----------------------         Chief Executive Officer

/s/ Bill E. Coggins            Vice President/Chief        March 14, 2002
----------------------         Financial Officer

/s/ H. Allen Corey             Director/Secretary          March 14, 2002
----------------------



                                 SIGNATURES

                       SOUTHWEST ROYALTIES HOLDINGS, INC.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                 SOUTHWEST ROYALTIES HOLDINGS, INC.

                                 By: /s/ H.H. Wommack, III
                                    --------------------------------------
                                    H. H. Wommack, III, Chairman, President,
                                    and Chief Executive Officer

                                 Date:  March 14, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                               TITLE                     DATE

/s/ H.H. Wommack, III             Chairman/President/         March 14, 2002
----------------------------      Chief Executive Officer

/s/ Bill E. Coggin                Vice President/Chief        March 14, 2002
----------------------------      Financial Officer

/s/ H. Allen Corey                Director/Secretary          March 14, 2002
----------------------------